Form 10QSB
period 2000-03-31
BOUNDLESS VISION INC
filed 2000-05-12
CIK 1108651

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB
(Mark one)                           --------------
[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES ACT OF 1934
                           For the quarterly period ended March 31, 2000
                                                          --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
            For the transition period from           to
                                          -----------  -----------
                                        Commission file number 0-29925


                              Boundless Vision Incorporated
                     ----------------------------------------------
                     (Name of Small Business Issuer is its charter)


                 Nevada                             95-4784883
     -------------------------------    -----------------------------------
    (State or other  jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


        270 North Canon Drive, Suite 203,
        Beverly Hills, California                         90210
   ----------------------------------------           -------------
   (Address of principal executive offices)             (Zip Code)


                            (310) 288- 0693
                      ---------------------------
                      (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2000
Common stock 2,250,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [ ] No [X]

                            TABLE OF CONTENTS


                                                                        PAGE
  PART I- FINANCIAL INFORMATION

  Item 1. Financial Statements.     ................................... 1/7

  Item 2. Changes in Securities. ...................................... 7/8

  PART II- OTHER INFORMATION

  Item 1.  Legal proceedings. .........................................  9

  Item 2. Changes in Securities. ......................................  9

  Item 3. Defaults Upon Senior Securities. ............................  9

  Item 4. Submission of Matters to a Vote of Security Holders. ........  9

  Item 5. Other Information. ..........................................  9

  Item 6. Exhibits and Report on Form 8-K. ...........................   9

  SIGNATURES. ........................................................  10

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Boundless Vision Incorporated as of March 31, 2000 and the related statements of operations, cash flows, and changes in shareholders' equity for the period from inception January 31, 2000 to March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial infor-mation consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Brad Haynes CPA
----------------------
   Brad Haynes CPA

Los Angeles, California
May 11, 2000

                        Boundless Vision Incorporated
                        (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2000



  ASSETS

  Current Assets
    Cash                                       $      92
                                               ---------
  Total current assets                                92
                                               ---------
  Total assets                                 $      92
                                               =========



  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
     Loan from shareholder                     $     800
                                               ---------
  Total current liabilities                          800

  Shareholders' Equity
  Common stock,
   25,000,000 shares authorized
   at $0.001 par value; issued and
   outstanding 2,250,000 shares                    2,250

  (Deficit) accumulated
    during the development
     stage                                        (2,958)
                                               ---------
  Total shareholders' equity
   (deficit)                                        (708)
                                               ---------
  Total Liabilities and
  Shareholders' Equity (Deficit)               $      92
                                               =========



                     See accountant's review report.

                           Boundless Vision Incorporated
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)



                             January 31, 2000
                             (Inception)  to
                              March 31, 2000
                             ----------------

  Revenue                     $       --

  Expenses:
  General and
    administrative            $    2,958
                              ----------
  (Loss) from
    operations                    (2,958)

  Income taxes                        --
                              ----------

  Net (loss)                  $   (2,958)
                              ==========

  Basic (Loss) per
   common share               $       --
                              ==========

  Diluted (Loss) per
   common share               $       --
                              ==========

  Weighted average
   (basic and diluted)
    common shares
     outstanding               2,250,000
                              ==========



                      See accountant's review report.

                             Boundless Vision Incorporated
                             (A Development Stage Company)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the period January 31, 2000 (inception) to March 31, 2000
                                    (Unaudited)

                                                      (Deficit)
                                                     Accumulated
                                        Additional   During the
                       Common   Stock    Paid-In     Development
                       Shares   Amount   Capital        Stage         Total
                     ---------  ------- -----------  -------------  ---------
  Common shares
  issued for cash-   1,500,000  $ 1,500  $     --      $     --      $ 1,500


  Common shares
  issued for
  services-            750,000      750        --            --          750

  Net (loss) for
  the period from
  inception                 --       --        --        (2,958)     (2,958)
                    ----------  -------   -------       -------     -------

  Balance-
   March
    31, 2000        2,250,000   $ 2,250   $    --       $(2,958)     $ (708)
                   ==========   =======   =======       =======     =======


                 See

                            Boundless Vision Incorporated
                           (A Development Stage Company)
                             STATEMENT  OF CASH FLOWS
                                  (Unaudited)



                                  January 31, 2000
                                   (Inception) to
                                   March 31, 2000
                                  ----------------

  Net (loss)                         $ (2,958)
  Adjustments to
   reconcile  net loss to
   cash used by
   operating  activities:

  Shares issued for services              750
  Increase (decrease) in
   liabilities:

  Loan to shareholder                     800
                                     --------
  Net cash (used) by
    operating activities:              (1,408)
  Net cash from financing
    activities:
  Common stock issuance for cash        1,500
                                     --------
  Increase (decrease)in cash               92

  Cash at beginning of period              --
                                     --------
  Cash at end of period              $     92
                                     ========

  Supplemental cash flows  information:
  Cash paid during the period for:


  Income Taxes                       $     --
                                     ========
  Interest                           $     --
                                     ========
  Non-cash financing transactions:

  Common shares issued
   for services                      $    750
                                     ========

                        See accountant's review report.

                       Boundless Vision Incorporated
                      (A Development Stage Company)
                       NOTE TO FINANCIAL STATEMENTS
                            March 31, 2000
                             (Unaudited)

BASIS OF PRESENTATION
----------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The Company was incorporated on January 31, 2000 thus it was not in existence in the early part of 1999; therefore, comparative presentations for the three month period ended
March 31, 1999 are not made. For futher information refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed March 10, 2000. The audited financial statements in the Form 10-SB covered the period from January 31, 2000 to February 29, 2000.

NOTE PAYABLE TO SHAREHOLDER

     On March 7, 2000 the Company's Chairman/President/ Largest Shareholder made an unsecured, non-interest bearing demand loan to the Company of $800.

Item 2. Plan of Operations
--------------------------

     Boundless Vision Incorporated ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (May 11, 2000) the Company has had no revenues.

     On March 10, 2000 the Company filed a Registration Statements on Form 10-SB with the United States Securities and Exchange Commission. The Registration Statement went effective on May 9, 2000.

-------------------------------------

   The business of the Company is to pronosticate trends, including business and economic trends, business cycles, demographics and related areas. To date, the Company has had no revenues.

   As needed, the Company will hire qualified motivational speakers, management consultants, other professionals and support staff.

   The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

    The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2000, absent the Company's obtaining other funding, primary funding for corporate expenses will be provided by the Company's Chairman and President.

Forward-Looking Statements

    This Form 10-QSB includes " forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on mangement's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.
All statements of historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

    Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

     The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

     There have been no changes in securities since May 10, 2000.

     All of the Company's issuance of securities were disclosed in its Form 10-SB filing (Filed March 10, 2000).

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

Exhibit 1: Consent of Brad B. Haynes CPA

Exhibit 1:

May 11, 2000

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549

Commissioners:

We consent to the inclusion of our report dated May 11, 2000 on our review of interim financial information of Boundless Vision Incorporated for the period January 31, 2000 (Inception) to March 31, 2000 in Boundless Vision Incorporated's quarterly report on Form 10QSB for the quarter ended March 31, 2000.

/s/ Brad B. Haynes
----------------------
Brad B. Haynes CPA
Los Angeles, California
May 11, 2000

There were no reports filed on Form 8-K during the three month period ended March 31, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Boundless Vision Incorporated

                                         /s/ Jaak Olesk
                                         ------------------------------
Date: May 12, 2000                       Jaak Olesk
                                         Chairman of the Board, President