Form 10QSB
period 2001-06-30
BOUNDLESS VISION INC
filed 2001-08-03
CIK 1108651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB
                     -------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 2, 2001:
Common stock  3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]






TABLE OF CONTENTS
                            					     PAGE

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements. ......................    1-5

Item 2. Plan of Operation. .........................    6-7

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. .........................     7

Item 2. Changes in Securities. .....................     7

Item 3. Defaults Upon Senior Securities. ...........     8

Item 4. Submission of Matters to a Vote of
        Security Holders. ..........................     8

Item 5. Other Information. .........................     8

Item 6. Exhibits and Report on Form 8-K. ...........     8

SIGNATURES. ........................................     8





























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


Boundless Vision Incorporated
(A Development Stage Company)
BALANCE SHEET
June 30, 2001
(Unaudited)
ASSETS

Current Assets
  Cash                         $         --
                 			 ------------
Total current assets				      --
           				 ------------
Total assets				 $         --
						 ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Loan from shareholder        $      1,015
  Accrued expenses             	   1,500
  Accounts payable                    2,015
	 					 ------------
Total current liabilities             4,530

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares       3,000
						 ------------
(Deficit) accumulated
    during the development
      stage					  (7,530)
					      ------------
Total shareholders' equity
  (deficit)				       (4,530)
						  ------------
Total  Liabilities and
Shareholders' Equity (Deficit)	 $         --
						 ============





See note to financial statements.


1
Boundless Vision Incorporated
( A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)



                      Six Months     January 31, 2000
                        Ended         (inception) to
 	         June 30, 2001     June 30, 2000
                   ---------------  -----------------


Revenue               $     --	        $       --

Expenses:
General and
  Administrative      $  2,230             3,003
                      --------        ----------
(Loss) from
   operations	         (2,230)           (3,003)

Income taxes                --                --
                      --------        ----------
Net (loss)            $ (2,230)       $   (3,003)
                      ========        ==========
Basic (Loss) per
 Common share         $     --        $       --
                      ========        ==========
Diluted (Loss)
Per Common
  share               $     --        $       --
                      ========        ==========
Weighted average
  (basic and diluted)
   common shares
    out-
 standing            3,000,000         2,400,000
                     =========        ==========






See note to financial statements.







2
Boundless Vision Incorporated
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited) (Continued)



           Three Months   Three Months    January 31, 2000
               Ended         Ended         (Inception) to
 	June 30, 2001  June 30, 2000    June 30, 2001
           -------------- -------------  ---------------


Revenue          $     --	   $       --       $        --

Expenses:
General and
  Administrative $  2,015           45             7,530
                 --------   ----------        ----------
(Loss) from
   operations	    (2,015)         (45)           (7,530)

Income taxes           --           --                --
                 --------   ----------        ----------
Net (loss)       $ (2,015)  $      (45)       $   (7,530)
                 ========   ==========        ==========
Basic (Loss) per
 Common share    $     --   $       --        $       --
                 ========   ==========        ==========
Diluted (Loss)
Per Common
  share          $     --   $       --        $       --
                 ========   ==========        ==========
Weighted average
  (basic and diluted)
   common shares
    out-
 standing       3,000,000    2,250,000         2,250,000
                =========   ==========        ==========









See note to financial statements.

3




Boundless Vision Incorporated
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period January 31, 2000 (inception) to June 30,2001
(Unaudited)
             		    	                 (Deficit)
          		                          Accumulated
                              Additional During the
              Common  Stock   Paid-In    Development
              Shares  Amount  Capital    Stage        Total
              ------  ------  ---------- ----------- -------
Common shares
Issued for
  cash-     1,500,000 $1,500  $     --     $    --   $1,500

Common shares
issued for
services-	  1,500,000  1,500        --          --    1,500

Net (loss) for
the period from
inception to
June 30,
  2001             --     --        --     (7,530)   (7,530)
           ---------- ------   -------    -------    -------
Balance-
 June 30,
   2001     3,000,000 $3,000   $    --    $(7,530)  $(4,530)
           ========== ======   =======    ========  =======


















See note to financial statements.

4



Boundless Vision Incorporated
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

           Six Months   January 31, 2000 January 31, 2000
             Ended       (Inception) to   (Inception) to
          June 30, 2001 June 30, 2000      June 30, 2001
          -------------- ---------------- ---------------
Net (loss)	    $  (2,230)	  $   (3,003)         $  (7,530)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  Services           --           750              1,500
Increase (decrease)
In Liabilities:

Loan from share-
  holder            215           800              1,015

Accrued expenses     --            --              1,500
Accounts payable  2,015            --              2,015
      		--------     ---------          ---------
Net cash (used) by-
  operating
   activities:       --        (1,453)            (1,500)
Net cash from financing
  Activities:
Common stock issuance
   for cash          --         1,500              1,500
               --------      --------          ---------
Increase (decrease)
  in cash            --            47                 --

Cash at beginning of
  period             --            --                 --
               --------     ---------          ---------
Cash at end of
 period        $     --     $      47          $      --
               ========     =========          =========
Supplemental cash flows information:
 Cash paid during the period for:
Income Taxes   $     --     $      --          $      --
               ========     =========          =========
Interest 	     $     --     $      --          $      --
               ========     =========          =========
Non-cash financing transactions:
Common shares issued
  for services	$     --     $     750          $   1,500
               ========     =========          =========
See note to financial statements.
5
Boundless Vision Incorporated
(A Development Stage Company)
NOTE TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)
BASIS OF PRESENTATION
--------------------------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2001 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three month period ended June 30, 2001 are
not necessarily indicative of the results that may be
expected for the year ended December 31, 2001.   For further
information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2000.

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

Item 2. Plan of Operation

   Boundless Vision Incorporated ("the Company") was incorporated in the state of Nevada on January 31, 2000.
The Company is a development stage enterprise. From inception on January 31, 2000 to date (August 2, 2001) the
Company has had no revenues.









6


   The business of the Company is to prognosticate trends, including business and economic trends, business cycles, demographics and related areas. To date, the Company has had no revenues.

   The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

   The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2001 and the first half of calendar
2002, absent other funding being obtained, the Company's primary funding for corporate expenses will be provided by the Company's Chairman and President.

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

	None.
7


Item 3. Defaults Upon Senior Securities

  	   None.


Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits  and Report on Form 8-K

        No exhibits.

There were no reports filed on Form 8-K during the three month period ended June 30, 2001.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	Boundless Vision Incorporated
	/s/ Jaak Olesk
Dated: August 2, 2001   --------------------------------
                        Jaak Olesk
                        Chairman of the Board, President















8