Form 10QSB
period 2002-06-30
BOUNDLESS VISION INC
filed 2002-08-14
CIK 1108651

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                         FORM 10-QSB
                   ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
ACT

For the transition period from      to
                              ------  ------
                   Commission file number 0-29925

                 Boundless Vision Incorporated
 -------------------------------------------------
         (Name of Small Business Issuer in its charter)

          Nevada                         95-4784883
-------------------------           ----------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)        Identification No.)

C/O Law Offices of Jaak Olesk
9300 Wilshire Boulevard, Suite 300
Beverly Hills, California                       90212
---------------------------------------    ---------------
(Address of principal executive offices)     (Zip code)


                   (310) 278-0100
           ----------------------------------
              (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2002
Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]

TABLE OF CONTENTS



                                                    PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.......................  3-8

Item 2. Plan of Operation..........................  8-9

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ........................    9

Item 2. Changes in Securities. ....................    9

Item 3. Defaults Upon Senior Securities. ..........    9

Item 4. Submission of Matters to a Vote of
        Security Holders. .........................    9

Item 5. Other Information. ........................ 9-10

Item 6. Exhibits and Report on Form 8-K. ..........   10

SIGNATURES. .......................................   10































PART  I- FINANCIAL INFORMATION



Item 1. Financial Statements.


                Boundless Vision Incorporated
                (A Development Stage Company)
                     BALANCE SHEET
                     June 30, 2002
                      (Unaudited)
ASSETS

Current Assets
  Cash                        $       --
                              ----------
Total current assets		             --
           				----------
Total assets				$       --
				          	==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Loan from shareholder       $    3,290

Accrued expenses                   1,500
Accounts payable                     766
                              ----------
Total current liabilities          5,556
Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares    3,000

(Deficit) accumulated
    during the development
      stage				    (8,556)
						----------
Total shareholders' equity
  (deficit)				    (5,556)
                              ----------
Total  Liabilities and
Shareholders' Equity (Deficit)	$       --
						==========




         See accompanying note to financial statements.
                 Boundless Vision Incorporated
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS
                         (Unaudited)



                     Three Months       Three Months
                       Ended              Ended
                    June 30, 2002      June 30, 2001
                    --------------    --------------


Revenue               $      --	     $      --

Expenses:
General and
  Administrative      $      --             2,015
                      ---------         ---------
(Loss) from
   operations                --                --

Income taxes                 --                --
                      ---------         ---------
Net (loss)            $      --         $  (2,015)
                      =========         =========
Basic (Loss) per
 Common
   Share              $      --         $      --
                      =========         =========
Diluted (Loss) per
Common share          $      --         $      --
                      =========         =========
Weighted average
  (basic and diluted)
   common shares
     outstanding      3,000,000         3,000,000
                      =========         =========















       See accompanying note to financial statements.
                  Boundless Vision Incorporated
                  (A Development Stage Company)
                      STATEMENT OF OPERATIONS (Continued)
 (Unaudited)



                     Six Months      Six Months  January 31, 2000
                       Ended           Ended     (Inception) to
                    June 30, 2002   June 30, 2001 June 30, 2002
                    -------------   ------------- -------------


Revenue               $      --	   $      --      $     --

Expenses:
General and
  Administrative      $      --           2,230         8,556
                      ---------       ---------      --------
(Loss) from
   operations                --          (2,230)       (8,556)

Income taxes                 --              --            --
                      ---------       ---------      --------
Net (loss)            $      --       $  (2,230)     $ (8,556)
                      =========       =========      ========
Basic (Loss) per
 Common
   share              $      --       $      --      $     --
                      =========       =========      ========
Diluted (Loss) per
Common share          $      --       $      --      $     --
                      =========       =========      ========
Weighted average
  (basic and diluted)
   common shares
     outstanding      3,000,000       3,000,000     3,000,000
                      =========       =========     =========















         See accompanying note to financial statements.
                   Boundless Vision Incorporated
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the period January 31, 2000 (inception) to June 30, 2002
                          (Unaudited)


         					            (Deficit)
	Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------

Common shares
Issued for
  cash-      1,500,000  $1,500 $     --    $     --  $1,500

Common shares
issued for
services-    1,500,000   1,500       --          --   1,500


Net (loss) for
the period from
inception to
June 30,
   2002             --      --        --     (8,556) (8,556)
             ---------  ------  --------    ------- -------
Balance-
 June 30,
   2002      3,000,000  $3,000  $     --   $ (8,556)$(5,556)
             =========  ======= ========   ======== =======




















        See accompanying note to financial statements.
                 Boundless Vision Incorporated
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS
                          (Unaudited)

	             Six Months     Six Months    January 31, 2000
                     Ended         Ended        (Inception) to
                  June 30, 2002  June 30, 2001  June 30, 2002
                  -------------  -------------  ---------------
Net (loss)	             $     --      $(2,230)       $ (8,556)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  services                   --           --           1,500
Increase (decrease) in
 Liabilities:
Accrued expenses             --           --           1,500
Accounts payable             --        2,015             766
                      ---------     --------       ---------
Net cash (used) by
  operating
    activities:              --         (215)         (4,790)
Net cash from financing
  Activities:
Common stock issuance
  for cash                   --           --           1,500

Loan from shareholder        --          215           3,290
                      ---------     --------       ---------
Net cash (used) by
 financing activities:       --          215           4,790
Increase (decrease)
  in cash                    --           --              --
Cash at beginning
  of period           $      --           --              --
                      ---------     --------       ---------
Cash at end of
  period              $      --     $     --       $      --
                      =========     ========       =========
Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes          $      --     $     --       $      --
                      =========     ========       =========
Interest              $      --     $     --       $      --
                      =========     ========       =========
Non-cash financing transactions:
Common shares issued
  for services        $      --     $     --       $   1,500
                      =========     ========       =========

See accompanying note to financial statements.
                  Boundless Vision Incorporated
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002
                           (Unaudited)
BASIS OF PRESENTATION
---------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2002 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31,
2002.   For further information refer to the audited financial
statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

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

   Boundless Vision Incorporated ("the Company") was incorporated in the state of Nevada on January 31, 2000. The
Company is a development stage enterprise. From inception on January 31, 2000 to date (August 13, 2002) the Company has had no revenues.

Item 2. Plan of Operation

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

    The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2002, and the first half of calendar 2003 absent other funding being obtained, the Company's primary funding source will be its investors group who will provide funding for corporate expenses.

Forward-Looking Statements
    This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

    The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

      In early August, 2002 a transaction was completed whereby majority control of the Company was transferred to an investor group headed by Peter Sanders and Bijay Singh. The former directors and officers resigned, although former Chairman and President Jaak Olesk, a lawyer, remains affiliated with the Company as its General Counsel. Mr. Sanders is the Company's new President and Chairman of the Board of Directors and Mr. Singh is Secretary/ Treasurer and a Director. Both Mr. Sanders' and Mr. Singh's business address is C/O Stafford & Co., the Randall Building, Suite 300, 555 West Georgia Street, Vancouver, B.C. Canada V6B 1Z6

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

On June 10, 2002 the Company filed a Current Report on Form 8-K reporting a change in address of principal executive offices.




SIGNATURES


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Boundless Vision Incorporated

                            /s/ Peter Sanders
Dated: August 13, 2002     --------------------------------
----------------------      Peter Sanders
                            Chairman of the Board, President























7