Form 10QSB
period 2002-09-30
BOUNDLESS VISION INC
filed 2002-11-19
CIK 1108651

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C. 20549


                      FORM 10-QSB
                    ----------------

                      CURRENT REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


                     September 30, 2002
               -----------------------------
                     (Date of Report)


               BOUNDLESS VISION INCORPORATED
-------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)



                             Nevada
                   ------------------------
                   (State of Incorporation)


      0-29925                         95-4784883
-----------------------         ---------------------
(Commission File Number)          (IRS Employer ID)



                     #14-700 58th Avenue SW.
                   Calgary, Alberta, Canada
                           T2T 2E2
                   -------------------------




                          (403) 250-2442
                  -------------------------------
                  (Registrant's Telephone number)







TABLE OF CONTENTS


PART 1-FINANCIAL INFORMATION                     Page

Item 1. Financial Statements....................  1

Item 2. Management's Discussion and Analysis....  16

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.......................  17

Item 2. Changes in Securities...................  17

Item 3. Defaults Upon Senior Securities.........  18

Item 4. Submission of Matters to a Vote of
        Security Holders........................  18

Item 5. Other Information.......................  18

Item 6. Exhibits and Report on Form 8-K.........  20

SINATURES.......................................  21






























PART 1-FINANCIAL INFORMATION


Item 1. Financial Statements

      BOUNDLESS VISION INCORPORATED AND SUBSIDIARIES
           Consolidated Financial Statements
             (A Development Stage Company)
                    (Unaudited)
                September 30, 2002











































Boundless Vision Incorporated and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited

                               September 30, September 30,  March 31,
ASSETS                              2002        2001         2002
                               ------------- -------------  --------
Current
 Cash and equivalents            $  3,595    $ 53,690       $  1,093
 Trade accounts receivable        249,300     266,550        295,842
 Inventory                        248,436     160,628        202,618
 Prepaid expenses                  10,461          40          1,583
                                 --------    --------       --------
                                  511,792     480,908        501,136

Property and equipment (Note 4)   110,150      82,080         92,114

Intangible asset (Note 5)           2,153       3,610          2,852
                                 --------    --------       --------
                                 $624,095    $566,598       $596,102
                                 ========    ========       ========

LIABILITES AND SHAREHOLDERS' EQUITY

Current
 Accounts payable                $732,185    $582,350       $694,909

Due to related parties (Note 6)   336,310     425,752        208,049
                                ---------   ---------       --------
                                1,068,495   1,008,102        902,958

Shareholders' equity

 Capital stock (Note 7)
  Authorized
   25,000,000 of common shares
   with par value of $0.001Issued and outstanding
    September 30, 2002- 15,000,000 common shares
    September 30, 2001- 763,575 common shares
    March 31, 2002- 9,002,435
      common shares               15,000         763          9,002
 Additional paid in capital      323,491      22,164        257,814
 Accumulated foreign currency
    translation adjustments       10,230       5,407          6,183
 Deficit, accumulated during
    the development stage       (793,121)   (469,838)      (579,855)
                                ---------   ---------      ---------
                                (444,400)   (441,504)      (306,856)
                                ---------   ---------      ---------
                                 $624,095   $556,598       $596,102
                                =========   =========      =========






1.

Nature of Operations and Going Concern (Note 1)

Acquision of Surge Technologies Inc. (Note 3)

Commitments (Note 10)

On behalf of the Board:



/s/ Gordon McPhedran          /s/ Thom Eggerton
-------------------------     ----------------------
Gordon McPhedran Director     Thom Eggerton Director


The accompanying notes are an integral part of these financial statements.



































2.

BOUNDLESS VISION INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Loss and Deficit
(Unaudited)

                      For the       For the       For the       For the
                      three month   three month   six month     six month
                      period ended  period ended  period ended  period ended
                      September 30, September 30, September 30, September 30,
                           2002         2001          2002          2001
                      ------------- ------------- ------------- -------------


SALES                    $ 453,056    $489,124     $ 868,783    $864,188

COST OF SALES              374,522     422,800       758,123     733,515
                         ---------    --------     ---------    --------

GROSS PROFIT                78,534      66,324       110,660     130,673
                         ---------    --------     ---------    --------
EXPENSES
 Amortization of intangible
  assets                       362         366           726         733
 Amortization of property
  and equipment              4,494       3,627        10,940       6,896
 General and
    Administrative         116,026      92,617       179,936     183,855
 Interest                   10,555       8,839        14,502      16,822
 Operating                  61,909      62,171       107,224     111,421
 Research and development
  Costs                      4,088       2,694        10,598      (2,468)
                         ---------    --------     ---------    --------

                           197,434     170,314       323,926     317,259
                         ---------    --------     ---------    --------

Net loss for the period   (118,900)   (103,990)     (213,266)   (186,586)

Deficit, accumulated
 during the development
   stage, beginning of
     period               (674,221)   (365,848)     (579,855)   (283,252)
                         ----------  ----------   ----------  ----------

Deficit, accumulated
 during the development
  stage, end of period   $(793,121)  $(469,838)    $(793,121)  $(469,838)
                         =========   =========     =========   =========

basic loss per share
  (Note 2)               $  (0.010)  $  (0.101)    $  (0.019)  $  (0.172)
                         =========   =========     =========   =========




The accompanying notes are an integral part of these financial statements.

3.
BOUNDLESS VISION INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                        For the       For the       For the       For the
                        three month   three month   six month     six month
                        period ended period ended period ended period ended September 30, September 30, September 30, September 30,
                           2002         2001          2002          2001
                        ------------- ------------- ------------- -------------


Cash flows from operating
 activities
 Net loss for the period   $ (118,900)  $ (103,990)   $(213,266)   $ (186,586)
   Adjustments to reconcile
     loss to net cash
   used by operating activities
   Translation loss (gain)     (2,315)       1,522       (4,047)        4,419
   Amortization of property
    and equipment               4,494        3,627       10,940         6,896
   Amortization of
     intangible assets            362          366          726           733
                           ----------   ----------    ---------     ---------
                             (116,359)     (98,475)    (205,647)     (174,538)


Changes in operating assets
  and liabilities
 (Increase) decrease in trade
   accounts receivable         67,969      (54,551)      46,542       (30,365)
 (Increase) decrease in
   inventory                   (7,203)      31,682      (45,818)        2,998
 (Increase) decrease in
   prepaid expenses            (4,936)       9,429       (8,878)        6,770
 Increase (decrease) in
   accounts payable           (86,792)      49,592       37,274        80,299
 Increase (decrease) in
   loan from related company       --           --           --       (19,251)
                            ---------   ----------    ---------     ---------
                             (147,321)     (62,323)    (176,527)     (134,087)

















4.


BOUNDLESS VISION INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (Continued)

                        For the       For the       For the       For the
                        three month   three month   six month     six month
                        period ended period ended period ended period ended September 30, September 30, September 30, September 30,
                           2002         2001          2002          2001
                        ------------- ------------- ------------- -------------



                             (147,321)     (62,323)    (176,527)     (134,087)
                            ---------   ----------    ---------     ---------
Cash flows from investing
 Activities Purchase of
   property and equipment      (4,992)      (4,058)     (10,907)       (5,172)
                            ---------   ----------    ---------     ---------

                               (4,992)      (4,058)     (10,907)       (5,172)
                            ---------   ----------    ---------      ---------

Cash flows from financing activities
  Increase in amounts due
    to shareholders            98,321       66,361      128,261       137,456
  Issue of share capital
    for cash                   54,222       16,172       61,675        22,613
                            ---------    ---------    ---------      ---------
                              152,543       82,533      189,936       160,069
                            ---------    ---------    ---------      ---------
Increase in cash and cash
  equivalents                     230       16,152        2,502        20,810

Cash and cash equivalents,
  beginning of period           3,365       37,538        1,093        32,880
                            ---------    ---------    ---------      ---------

Cash and cash equivalents,
  end of period             $   3,595    $  53,690    $   3,595      $ 53,690
                            =========    =========    =========      =========

Supplemental disclosures of cash flow information (Note 12)


The accompanying notes are an integral part of these financial statements.










5.

BOUNDLESS VISION INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)


Balance at April 1, 2001               10,453  $    10   $   304
 Shares issued for cash             8,991,982    8,992   257,510
 Translation gain (loss)                   --       --        --
 Net loss for the period                   --       --        --
                                   ----------  -------   -------

Balance at March 31,
  2002                              9,002,435  $ 9,002   257,814
                                   ==========  =======   =======

Balance at April 1, 2001               10,453  $    10   $   304
 Shares issued for cash               753,122      753    21,860
 Translation gain (loss)                   --       --        --
 Net loss for the period                   --       --        --
                                   ----------  -------   -------
Balance at September 30,
  2001                                763,575  $   763   $22,164
                                   ==========  =======   =======

Balance at April 1, 2002            9,002,435  $ 9,002  $257,814
 Shares issued for cash             2,997,565    2,998    74,233
 Acquisition of Boundless           3,000,000    3,000    (8,556)
  Vision Incorporated
 Translation gain (loss)                   --       --        --
 Net loss for the period                   --       --        --
                                   ----------  -------  --------

Balance at September 30,
  2002                             15,000,000  $15,000  $323,491
                                   ==========  =======  ========




















The accompanying notes are an integral part of these financial statements.

6.

BOUNDLESS VISION INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited) Continued


Balance at April 1, 2001          9,826  $(283,252) $(273,112)
 Shares issued for cash              --         --    266,502
 Translation gain (loss)         (3,643)        --     (3,643)
 Net loss for the period             --   (296,603)  (296,603)
                                 ------- ---------- ----------

Balance at March 31,
  2002                            $6,183  $(579,855) $(306,856)
                                  ======  ========== ==========

Balance at April 1, 2001           9,826  $(283,252) $(273,112)
 Shares issued for cash               --         --     22,613
 Translation gain (loss)          (4,419)        --     (4,419)
 Net loss for the period              --   (186,586)  (186,586)
                                  ------- ---------- ----------

Balance at September 30,
  2001                            $5,407  $(469,838) $(441,504)
                                  ====== ========== ==========

Balance at April 1, 2002          $ 6,183 $(579,855) $(306,856)
 Shares issued for cash                --        --     77,231
 Acquisition of Boundless              --        --     (5,556)
  Vision Incorporated
 Translation gain (loss)            4,047        --      4,047
 Net loss for the period               --  (213,266)  (213,266)
                                   ------- ---------  ----------

Balance at September 30,
  2002                            $10,230 $(793,121) $(444,400)
                                  ======= ========== ==========



















The accompanying notes are an integral part of these financial statements.

7.

1.  Nature of Operations and Going Concern

Boundless Vision Incorporated (the "Company") was incorporated under the laws of the State of Nevada, United States of America, on January 31, 2000. Initially, the business of the Company was to prognosticate trends, including business and economic trends, business cycles, demographics and related areas. The Company, through the acquisition of Surge Technologies Inc. commenced the production and sales of electronic communication equipment. This acquisition of Surge Technologies Inc. commenced the production and sales of electronic communication equipment. This acquisitions of Surge Technologies Inc. is still subject to regulatory approval by the Securities and Exchange Commission ("SEC").

The consolidated financial statements presented are those of Boundless Vision Incorporated, and its subsidiaries Surge Technologies Inc. ("Surge"), a Canadian company, and Surge Acquisition Corp. ("Surge Nevada"), a company incorporated in the State of Nevada (collectively, the "Company"). References to "Boundless" relate to transactions of Boundless Vision Incorporated prior to the merger with Surge and Surge Nevada discussed in not 3. Reference to Surge and Surge Nevada relate to transactions of Surge and Surge Nevada respectively prior to the merger discussed in note 3. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated condensed interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. For further information, refer to the audited financial statements and notes included in the Company's Form 10-KSB filing for December 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

8.
The Company's financial statements as at September 30, 2002 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $213,266 for the six month period ended September 30, 2002 (September 30, 2001
- $186,586), and has a working capital deficit of $220,393 at September 30, 2002.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flows positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes hat the Company's capital resources should be adequate to continue operating and maintain its business strategy during fiscal 2003. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustment relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory of raw materials and supplies are valued at the lower of actual cost and replacement cost. Inventory of work in process and finished goods are valued at the lower of cost and net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of each asset using the following annual rates, with half the rate being applied in the year of acquisition.

Equipment                        30%      declining balance
Injection moulds                 10 year  straight line
Leasehold improvements           5 year   straight line
Manufacturing license            5 year   straight line
Office furniture and fixtures    20%      declining balance
Patents and trademarks pending   10 year  straight line
Tools                            100%
9.

The cost of normal maintenance and repairs is charge to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the assets. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Management of the Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

Loss Per Common Share

The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basis EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings to the Company. The Company had no potentially dilutive securities at September 30, 2002 or 2001.

Accordingly, basic and diluted EPS are the same for each of the three and six month periods ended September 30, 2002 and 2001. The EPS calculation for the periods ended September 30, 2002 and 2001 was performed assuming the historical 4,907,728 shares outstanding for Surge were converted into the 12,000,000 Boundless shares as of April 1, 2001.

For the three and six month periods ended September 30, 2002, the weighted average number of common shares outstanding was 11,767,014 (September 30, 2001 - 1,030,796) and 10,813,857
(September 30, 2001 - 1,082,034).

Revenue Recognition

Revenue is recognized when product is sold, title passes to the purchaser and cost thereof is removed from inventory.


10.
Income Taxes

The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

Financial Instruments

The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximated the Company's effective borrowing rate.

Comprehensive Income

Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income for the six month period ended September 30, 2002 or 2001.

Foreign Currency

Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in

11.
the statement of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

  Acquisition of Surge Technologies Inc.

On September 3, 2002, Boundless completed a business combination with Surge, a company incorporated in the province of Alberta, Canada, and Surge Nevada which is incorporated in the state of Nevada. Surge manufactures and sells electronic communications equipment. Surge Nevada is essentially an inactive company with no operations or assets. This business transaction is still subject to regulatory approval by the SEC.

Boundless issued 12,000,000 common shares to 100% of the former shareholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totaled 4,907,728 shares. The shares issued constitute 80% of the common stock of the Company after completion of the merger, and have been valued at $12,000, the par-value of the common shares issued by Boundless on the date of closing. The issue of 80% of the common stock of Boundless to the former shareholders of Surge, the right of such shareholders to appoint a majority of the directors of Boundless, and the continuation of the Surge management team is deemed to constitute a change of control of Boundless.

On September 3, 2002, Boundless purchased 100% of the shares of
Surge Nevada for $1.

As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Surge by Boundless has been treated as a reverse acquisition. Surge is the continuing entity for financial reporting purposes and as a result of Boundless' plan to cease its operations at the time of the merger, the acquisition has been treated as a recapitalization of the Company. Accordingly, no goodwill has been recorded as a result of the acquisition. Historical shareholders' equity of Surge has been retroactively restated for the equivalent number of shares received in the combination after giving effect to any differences in the par value of Boundless and the Surge's stock with an offset to additional paid in capital. Any stock options, warrants or commitments to issue capital stock of Surge existing on or before the acquisition were extinguished as part of the acquisition. For legal purposes, Boundless will remain the surviving entity.




12.



                                                            2002      2001
4.  Property and equipment              Accumulated  Net Book Net Book
                                     Cost      Amortization Value     Value
                                     --------  ------------ ------- --------

Equipment                            $ 25,575    $ 8,149    $17,426 $ 12,188
Injection moulds, dies and tooling    102,217     12,837     89,380   65,407
Leasehold improvements                    774         39        735    2,022
Office furniture and fixtures        3,502        893      2,609    2,463
                                     --------    -------    -------- --------
                                     $132,068    $21,918   $110,150  $82,080
                                     ========    =======   ========  ========


5. Intangible Assets

                                              2002     2001
                                Accumulated   Net Book Net Book
                         Cost   Amortization  Value    Value
                        -------  ------------  ------- -------

Manufacturing license   $ 4,308   $  2,155     $ 2,153 $  3,610
                        -------
                        $ 4,308   $  2,155     $ 2,153 $  3,610
                        =======   ========     ======= ========

The Company has recorded amortization of intangible assets in the amount of $726 and $733 for the six month periods ended September 30, 2002 and 2001. Estimated amortization of intangible assets over the next five years is estimated as follows:

2003    $    726
2004       1,427
2005          --
2006          --
2007          --
           -----------
        $  2,153
                    ========

6.     Due to Related Parties

Amounts due to related parties are due to shareholders and directors of the Company.

A total of $167,902 (September 30, 2001 -  $300,953) bears
interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment. During the six month period ended September 30, 2002, the Company paid or accrued interest


13.
of $4,267 (2001 - $14,531) on this amount.

A total of $168,408 (September 30, 2001 - $124,799) is non-
interest bearing, unsecured and has no fixed terms of repayment. This amount will be paid when the Company has the necessary financial resources as determined by the Board of Directors.

7.     Capital Stock

The authorized capital stock of the Company consists of 25,000,000 common shares with a par-value of $0.001.

8.     Research and Development Costs

The Company incurred research and development costs in the amount of $10,598 during the six month period ended September
30, 2002 (September 30, 2001 - recovery of $2,468). This amount has been recognized as an expense.

9.   Related Party Transactions

During the six month period ended September 30, 2002, the Company paid or accrued $43,989
(September 30, 2001 - $26,784) to directors and officers of the Company for management services.

During the six month period ended September 30, 2002, the Company paid or accrued $12,056 (September 30, 2001 - $15,311) to directors and officers of the Company for consulting services.

The Company entered into a sub-lease agreement for warehouse space from a shareholder, commencing July 1, 2000 and expiring June 30, 2002 and the Company bears a pro-rata share of rent, utilities and property tax which aggregated $2,901 (2001 - $5,695) and which represents management's estimate of the fair market value of the rental and occupancy costs of the property. Included in accounts payable at September 30, 2002 is an amount of $2,974 (2001 - $1,750) due to the shareholder. This amount is unsecured and non-interest bearing.

The Company has a sub-lease agreement for office space with a company, related by way of shareholder in common, expiring June 30, 2002. The pro-rata share of rent, utilities and property tax aggregated $6,101 - (2001 - $12,065) representing management's estimate of the fair market value of the rental and occupancy costs of the property. Included in accounts payable at September 30, 2002 is an amount of $50,242 (2001 - $55,079) payable to the related company. This amount is unsecured and has no fixed terms of repayment. Commencing

14.
April 1, 2001, these amounts bore interest at 10% per annum.
During the six month period ended September 30, 2002, interest expense in the amount of $2,517 (2001 - $3,103) was recorded related to this obligation.


10.    Commitments

The Company is committed to the following minimum annual base rent payments for the sublease of its office and warehouse and operating leases for office equipment.

2003	  $  31,058
2004      64,032
2005      66,110
2006      69,531
2007      68,279
2008	     17,458
       ---------
       $ 316,468

The above includes the basic rent payments for a new lease agreement for office, production and warehouse premises entered into by the Company, commencing July 1, 2002 and ending June 30, 2007.


 Income Taxes

The Company's deferred tax assets consist of the following at September 30, 2002:

Tax effect of loss carry forwards       $ 272,952
Tax effect of property and equipment
and intangible assets                     (40,760)
Valuation allowance                      (232,192)
                                        ----------

Net deferred tax asset                          --
                                        ==========

A full valuation allowance has been provided against all of the Company's deferred tax assets, as it cannot be determined if it is not more likely than not that the assets will be realized.

The Company's effective tax rate of zero in 2002 differs from the federal tax rate of 39% because of the following:



15.
Federal Statutory Rate                 (39%)
Increase in Valuation Allowance         39%
                                 -----------
Effective Tax Rate                       0%


                                 ===========

12.   Supplemental Disclosures with Respect to Cash Flows

                                                 Cumulative
                                                 amounts from
                                                 inception to
                                                 December 31,
                                            2002    2001
                                          -------- ------
Cash paid during the year for interest      $ Nil  $ Nil

Cash paid during the year for income taxes  $ Nil  $ Nil

During the six month period ended September 30, 2002 Boundless issued 12,000,000 common shares to 100% of the former shareholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totalled 4,907,728 common shares. The shares issued constitute 80% of the common stock of the Company after completion of the transaction and are valued at $12,000, the par-value of the common shares issued by Boundless on the date of closing.

13.	Segmented Information

The Company operates in Canada within the telecommunications sector.

Item 2. Management's Discussion and Analysis

As of September 3, 2002 the company merged with Surge Technologies Inc. of Calgary, Alberta Canada via reverse merge. Surge is an integrated company that researches, designs, manufactures, markets and distributes a number of generic and special application electrical surge protection devices. The primary product focus is electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge. The Company's ability to quickly research, design, and produce specialty products, has allowed Surge to develop a market niche supplying custom built products to prominent telecommunication companies in both Canada and the US.
16.
Sales for the six month periods ended September 30, 2002 and 2001 respectively were almost unchanged. Sales for the quarter ended September 30, 2002 versus 2001 declined by approximately 7% due to lower demand in telecom industry.

Gross profit for the six month period ended September 30, 2002 versus 2001 decreased to 13% from 15%; gross profit for the three month period ended September 30, 2002 versus 2001 increased to 17% from 13%. The reasons for the foregoing include: fluctuations in raw material prices and varying production efficiencies.

General and administrative expenses remained approximately consistent over all the reported periods.


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


Item 2. Changes in Securities

On September 3, 2002 Boundless Vision Incorporated issued shares from treasury as part of a merger with Surge Technologies Inc. (Alberta). Pursuant to the Merger Agreement the Acquirer acquired 85% of Surge Class A Common Stock in exchange for 10,186,323 newly issued shares of Common Stock of the Company from the Surge Shareholders. The Acquirer also acquired from other shareholders, ("Other Shareholders"), the remaining 15% of Surge Class A Common Stock in exchange for 825,930 newly issued shares of Common Stock of the Company, 100% of the Class B Surge Common Stock in exchange for 807,745

17.
newly issued shares of Common Stock of the Company, 100% of the Class E Common Stock in exchange for 180,000 newly issued shares of Common Stock of the Company, collectively the Surge Shareholders and Other Shareholders representing 100% of the issued and outstanding shares of Surge.


Item 3. Defaults Upon Senior Securities

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        None.


Item 5. Other Information

1.	In early August, 2002 a transaction was completed
whereby majority control of the Company was transferred to an investor group headed by Peter Sanders and Bijay
Singh. The former directors and officers resigned, although former Chairman and President Jaak Olesk, a lawyer, remains affiliated with the Company as its General Counsel. Mr. Sanders is the Company's new
President and Chairman of the Board of Directors and Mr.
Singh is Secretary/ Treasurer and a Director.  Both Mr.
Sanders' and Mr. Singh's business address is C/O Stafford
& Co., the Randall Building, Suite 300, 555 West Georgia
Street, Vancouver, B.C. Canada V6B 1Z6

2.	On September 3, 2002, Boundless Vision
Incorporated, (the "Company"), through its wholly-owned subsidiary Surge Acquisition Corp.,
("Acquirer"), a Nevada Company, entered into a Merger
Agreement, (the "Merger Agreement"), with Surge
Technologies Inc., ("Surge"), Gordon McPhedran
("McPhedran"), Jack Barbier ("Barbier"), Dale
Olmstead ("Olmstead"), Harj Manhas ("Manhas") and
Secura Investments Inc. ("Secura"), ("Mcphedran,
Barbier, Olmstead, Manhas, and Secura" are collectively referred to as the "Surge Shareholders"). Pursuant to the Merger Agreement the Acquirer acquired 85% of Surge
Class A Common Stock in exchange for 10,186,323 newly issued shares of Common Stock of the Company from the Surge Shareholders. The Acquirer also acquired from other shareholders, ("Other Shareholders"), the remaining 15% of Surge Class A Common Stock in exchange for 825,930 newly issued shares of Common Stock of the Company, 100% of the Class B Surge Common Stock in


18.
exchange for 807,745 newly issued shares of Common Stock of the Company, 100% of the Class E Common Stock in exchange for 180,000 newly issued shares of Common Stock of the Company, collectively the Surge Shareholders and Other Shareholders representing 100% of the issued and outstanding shares of Surge. The Merger Agreement was consummated on September 3rd, 2002.

In addition upon consummation of the Merger Agreement, the board agreed to increase its board of directors from 2 to 5 and appoint Gordon McPhedran, Dale Olmstead, and
Harj Manhas to the board of directors of the Company.
The Company's current members of the Board of Directors, Peter Sanders and Bijay Singh, will remain as directors.

As a result of the Merger Agreement the Company acquired all of the outstanding capital stock of Surge. Surge was founded on December 3, 1998 under the name of Barmac &
Associates, ("Barmac"), to take advantage of the unprecedented growth in the telecommunications industry.
On March 30th, 2001 Barmac Amalgamated with Surge through a share exchange and the surviving entity changed its name to Surge Technologies Inc.

Surge is an integrated company that researches, designs, manufactures, markets and distributes a number of generic and special application electrical surge protection devices. The primary product focus is electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge.
The Company's ability to quickly research, design, and produce specialty products, has allowed Surge to develop a market niche supplying custom built products to prominent telecommunication companies in both Canada and the US.


3.	On November 7, 2002 the board of directors of Boundless
Vision Incorporated. Amended the Plan of Merger document with
Surge Technologies Inc. (Alberta) dated September 3, 2002 as follows:

1.	Boundless, Acquirer, SURGE and the SURGE Shareholders (the
"Parties") entered into a Merger Agreement made as of September 3, 2002, whereby Acquirer and SURGE would merge and continue as one entity pursuant to the laws of Nevada.

2.	The Parties wish to amend the Merger Agreement whereby
Acquirer would instead acquire all of the issued and outstanding shares in the capital of SURGE from the SURGE Shareholders such that the transaction would constitute a share exchange pursuant to the laws of Nevada (the "Share
19.
Exchange"). In connection with the Share Exchange the SURGE Shareholders will receive shares of Boundless in consideration for their shares of SURGE; and

3.	It is intended that the Share Exchange shall qualify for
United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.


This information will be subsequently filed via Form 8-K by the company as soon as practicable.


Item 6. Exhibits and Report on Form 8-K

1.	On September 15th 2002 the company filed an 8-K stating a
change in control of the corporation and identifying a merger with Surge Technologies Inc. of Alberta Canada. The company also increased its board of directors to 5 persons.

2.	During the week of September 20, 2002, 2002 Boundless
Vision Incorporated (the "Company") relocated its principal executive offices.

The Company's new address is:

Boundless Vision Incorporated
#14 - 700 58th Avenue SW.
Calgary, Alberta, Canada
T2H 2E2




The new telephone number is: 403-250-2442

3.	On September 20, 2002 Boundless Vision amended its by-laws
under the corporate law of the state of Nevada.

4.	On September 24th, 2002 Mr. Peter Sanders resigned as an
officer of the Company. Mr. Sanders will remain as a director of the Company.

5.	On September 24th, 2002 Boundless Vision appointed three
new directors:

Mr. Gordon McPhedran
Mr. Dale Olmstead
Mr. Harj Manhas



20.
This brings the number of directors of Boundless Vision
Incorporated to five, including the current two directors, Mr.

Peter Sanders and Mr. Bijay Singh.

6.	On September 24th, 2002 the Board of Directors appointed
new officers of the Company

Mr. Gordon McPhedran appointed as President and Chief Executive
Officer
Mr. Thom Eggertson appointed as Chief Financial Officer
Mr. Harj Manhas appointed as Vice President Corporate Finance

7.	Effective October 3, 2002, the Registrant dismissed its
principal auditors,Friedman, Minsk, Cole & Fastovsky.
Friedman, Minsk, Cole & Fastovsky's report on the Registrant's financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles except that the report included a paragraph expressing substantial doubt as to the Company's ability to continue as a going concern.

Effective October 3, 2002 the Registrant appointed James Stafford Chartered Accountants, at Suite 300, 555 West Georgia Street, Vancouver, BC V6B 1Z6to act as Registrant's independent accountant to audit Registrant's financial statements. During the two most recent fiscal years and through October 2, 2002 the Registrant has not consulted with James Stafford Chartered Accountants on items which are described in Regulation S-K Item 304.


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            	Boundless Vision Incorporated

                              /s/ Gordon McPhedran
Dated: November 15, 2002      ---------------------------
-------------------------     Gordon McPhedran
                              Chairman of the Board,
                              President




21.