Form 10QSB
period 2002-12-31
SURGE TECHNOLOGIES CORP
filed 2003-02-18
CIK 1108651

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to __________________

Commission File Number: 000-29925

Surge Technologies Corp.
(Name of Small Business Issuer in its charter)

Nevada	95-4784883
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

#14 – 700 58th Avenue S.W., Calgary, Alberta, Canada T2H 2E2
(Address of principal executive offices)

(403) 250 - 2442
Issuer’s telephone number

Boundless Vision Incorporated
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES [ ]    NO [ ]    N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 14, 2003, the registrant’s outstanding common stock consisted of 16,561,352 shares.

Transitional Small Business Disclosure Format (Check one): YES [ ]    NO [X]

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
(A Development Stage Company)

Third Quarter Interim Consolidated Financial Statements
For the nine month period ended December 31, 2002 and 2001 (unaudited prepared by management)
And the year ended March 31, 2002.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,	December 31,	March 31,
	2002	2001	2002

ASSETS
Current
Cash and cash equivalents	$28,094	$17,541	$1,093
Trade accounts receivable	160,800	290,951	295,842
Inventory (Note 4)	218,706	116,955	202,618
Prepaid expenses	61,554	40	1,583

	469,154	425,487	501,136
Property, plant and equipment (Note 5)	112,388	95,864	92,114
Intangible assets (Note 6)	2,673	3,197	2,852

	$584,215	$524,548	$596,102

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$630,741	$591,318	$694,909

Due to related parties (Note 7)	291,729	426,041	208,049

	922,470	1,017,359	902,958

Shareholders’ deficiency
Capital stock (Note 8)
Authorized
25,000,000 of common shares with par value of $0.001
Issued and outstanding
December 31, 2002 – 15,654,000 common shares
December 31, 2001 – 1,167,971 common shares
March 31, 2002 – 9,002,435 common shares	15,654	1,167	9,002
Additional paid in capital	404,324	22,884	257,814
Share subscriptions received in advance (Note 16)	211,352	-	-
Equity adjustments from foreign currency translation	5,566	13,037	6,183
Deficit, accumulated during the development stage	(975,151)	(529,899)	(579,855)

	(338,255)	(492,811)	(306,856)

	$584,215	$524,548	$596,102

Nature of Operations and Going Concern (Note 1)
Acquisition of Surge Technologies Inc. (Note 3)
Commitments (Note 11)
Economic Dependence (Note 14)
Subsequent Event (Note 16)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited)

	Cumulative	For the	For the	For the	For the
	amounts from	three month	three month	nine month	nine month
	inception to	period ended	period ended	period ended	period ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2002	2001	2002	2001

SALES	$4,536,117	$352,291	$439,761	$1,217,576	$1,297,090

COST OF SALES	3,948,967	285,208	383,436	1,040,279	1,111,129

GROSS PROFIT	587,150	67,083	56,325	177,297	185,961

EXPENSES
Amortization of intangible asset	2,612	433	363	1,156	1,091
Amortization of property and equipment	32,072	4,547	3,957	15,443	9,880
Consulting	208,242	109,757	9,835	157,686	29,506
General and administrative	399,853	40,284	27,551	121,910	50,746
Interest	65,674	2,157	9,194	16,602	25,882
Operating	178,113	21,502	17,110	64,258	73,700
Research and development costs (Note 9)	72,974	1,181	2,171	11,735	3,514
Wages and benefits	443,049	69,252	46,205	183,803	238,289

	1,402,589	249,113	116,386	572,593	432,608

Net loss before other item	(815,439)	(182,030)	(60,061)	(395,296)	(246,647)

OTHER ITEM
Goodwill expensed during the period	(159,712)	-	-	-	-

Net loss for the period	(975,151)	(182,030)	(60,061)	(395,296)	(246,647)

Deficit, accumulated during the
development stage, beginning of period	-	(793,121)	(469,838)	(579,855)	(283,252)

Deficit, accumulated during the
development stage, end of period	$(975,151)	$(975,151)	$(529,899)	$(975,151)	$(529,899)

Basic loss per share (Note 2)		$(0.012)	$(0.051)	$(0.032)	$(0.243)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative	For the	For the	For the	For the
	amounts from	three month	three month	nine month	nine month
	inception to	period ended	period ended	period ended	period ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2002	2001	2002	2001
Cash flows from operating activities
Net loss for the period	$(975,151)	$(182,030)	$(60,061)	$(395,296)	$(246,647)
Adjustments to reconcile loss to
net cash used by operating activities
Translation gain (loss)	5,566	(4,664)	7,700	(617)	3,211
Amortization of property, plant
and equipment	32,072	4,547	3,957	15,443	9,880
Amortization of intangible assets	2,612	433	363	1,156	1,091
Issuance of common shares for
services (Note 13)	81,000	81,000	-	81,000	-

	(853,901)	(100,714)	(48,041)	(298,314)	(232,465)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts
receivable	(160,800)	88,500	(24,401)	135,042	(57,448)
(Increase) decrease in inventory	(218,706)	29,730	43,673	(16,088)	44,812
(Increase) decrease in prepaid
expenses	(61,554)	(51,093)	-	(59,771)	6,692
Increase (decrease) in accounts
payable	630,741	(101,444)	8,968	(64,168)	100,309

	(664,220)	(135,021)	(19,801)	(303,299)	(138,100)

Cash flows from investing activities
Purchase of intangible assets	(5,285)	(466)	(20)	(977)	(20)
Purchase of property, plant, and
equipment	(144,460)	(6,785)	(17,741)	(35,917)	(22,571)

	(149,745)	(7,251)	(17,761)	(36,894)	(22,591)

Cash flows from financing activities
Increase (decrease) in amounts due
to shareholders	291,729	(44,581)	289	83,680	121,988
Share subscriptions received in
advance	211,352	211,352	-	211,352	-
Issue of share capital for cash	338,978	-	1,124	72,162	23,737

	842,059	166,771	1,413	367,194	145,725

Increase (decrease) in cash and cash
equivalents	28,094	24,499	(36,149)	27,001	(14,966)
Cash and cash equivalents,
beginning of period	-	3,595	53,690	1,093	32,507

Cash and cash equivalents,
end of period	$28,094	$28,094	$17,541	$28,094	$17,541

Supplemental Disclosures with respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Deficiency
(Unaudited)

				Accumulated
				foreign
	Number		Additional	currency
	of shares	Par value	paid-in	translation	Accumulated	Shareholders’
	Issued	amount	capital	adjustments	deficit	deficit

Balance at April 1, 2001	10,453	$10	$304	$9,826	$(283,252)	$(273,112)
Shares issued for cash	8,991,982	8,992	257,510	-	-	266,502
Translation gain (loss)	-	-	-	(3,643)	-	(3,643)
Net loss for the period	-	-	-	-	(296,603)	(296,603)

Balance at March 31, 2002	9,002,435	$9,002	$257,814	$6,183	$(579,855)	$(306,856)

Balance at April 1, 2001	10,453	$10	$304	$9,826	$(283,252)	$(273,112)
Shares issued for cash	1,157,518	1,157	22,580	-	-	23,737
Translation gain (loss)	-	-	-	3,211	-	3,211
Net loss for the period	-	-	-	-	(246,647)	(246,647)

Balance at December 31, 2001	1,167,971	$1,167	$22,884	$13,037	$(529,899)	$(492,811)

Balance at April 1, 2002	9,002,435	$9,002	$257,814	$6,183	$(579,855)	$(306,856)
Shares issued for cash	2,997,565	2,998	74,720	-	-	77,718
Shares issued for services (Note 13)	654,000	654	80,346	-	-	81,000
Share subscriptions received in advance	-	-	211,352	-	-	211,352
Acquisition of Boundless Vision	3,000,000	3,000	(8,556)	-	-	(5,556)
Incorporated
Translation gain (loss)	-	-	-	(617)	-	(617)
Net loss for the period	-	-	-	-	(395,296)	(395,296)

Balance at December 31, 2002	15,654,000	$15,654	$615,676	$5,566	$(975,151)	$(338,255)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2002

1.

Nature of Operations and Going Concern

Surge Technologies Corp. (formerly “Boundless Vision Incorporated”) (the “Company”) was incorporated under the laws of the State of Nevada, United States of America, on January 31, 2000. Initially, the business of the Company was to prognosticate trends, including business and economic trends, business cycles, demographics and related areas. The Company, through the acquisition of Surge Technologies Inc. on September 3, 2002, commenced the production and sales of electronic communication equipment (Note 3).

The consolidated financial statements presented are those of Surge Technologies Corp., and its subsidiaries Surge Technologies Inc. (“Surge”), a Canadian company, and Surge Acquisition Corp. (“Surge Nevada”), a company incorporated in the State of Nevada (collectively, the “Company”). References to “Boundless” relate to transactions of Boundless Vision Incorporated prior to the merger with Surge and Surge Nevada discussed in Note 3. References to Surge and Surge Nevada relate to transactions of Surge and Surge Nevada respectively prior to the merger discussed in Note 3. All significant inter-company balances and transactions have been eliminated in consolidation.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. For further information, refer to the audited financial statements and notes included in the Company’s Form 10-KSB filing for December 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

The Company’s financial statements at December 31, 2002 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $182,030 for the three month period ended December 31, 2002 (December 31, 2001 - $60,061), and has a working capital deficit of $161,587 at December 31, 2002 (December 31, 2001 - $165,831).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintain its business strategy during fiscal 2003. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful life of each asset using the following annual rates, with half the rate being applied in the year of acquisition.

Equipment	30%	declining balance
Injection moulds	10 year	straight-line
Leasehold improvements	5 year	straight-line
Manufacturing license	5 year	straight-line
Office furniture and fixtures	20%	declining balance
Tools	100%

The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

Intangible assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Management of the Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

Net loss per common share

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128 which establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock. The standard requires presentation of two categories of EPS – basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had no potentially dilutive securities at December 31, 2002 or 2001 and, as a result, basic and fully diluted EPS are the same amount in each of the above periods. The EPS calculation for the three and nine month periods ended December 31, 2002 and 2001 has been performed assuming the historical 4,907,728 shares outstanding for Surge as at September 3, 2002 were converted into the 12,000,000 Boundless shares issued on the acquisition of Surge on a pro rata basis over the period April 1, 2000 to the date of the acquisition on September 3, 2002.

For the three month period ended December 31, 2002, the weighted average number of common shares outstanding was 15,647,460 (December 31, 2001 – 1,167,718). For the nine month period ended December 31, 2002, the weighted average number of common shares outstanding was 12,307,684 (December 31, 2001 – 1,014,699).

Revenue recognition

Revenue is recognized when product is sold, title passes to the purchaser and cost thereof is removed from inventory.

Income taxes

The Company provides for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

Financial instruments

The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximated the Company’s effective borrowing rate.

Comprehensive income

Components of comprehensive income are net income and all other non-owner changes in deficiency. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from deficit and additional paid-in capital in the deficiency section of a statement of financial position. The Company has no items of comprehensive income for the three and nine month periods ended December 31, 2002 or 2001.

Foreign currency

The accounts of subsidiaries, which are integrated operations, are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the year end exchange rates. Non-monetary assets and liabilities are translated using historical rates of exchange. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Exchange gains and losses are included in income for the year.

The accounts of subsidiaries which are self-sustaining operations are translated using the current rate method. Under this method, assets and liabilities are translated at the year end exchange rates. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Exchange gains and losses are included in a separate component of shareholders’ deficiency under cumulative translation adjustment.

Financial statements of self-sustaining subsidiaries operating in hyper-inflationary economies are translated using the temporal method, until these subsidiaries’ economies are no longer hyper-inflationary.

Transaction amounts denominated in foreign currencies are translated into the local functional currency at exchange rates prevailing at transaction dates.

Research and development costs

Research and development costs are expensed as incurred.

3.

Acquisition of Surge Technologies Inc.

On September 3, 2002, Boundless completed a business combination with Surge, a company incorporated in the Province of Alberta, Canada, and Surge Nevada which is incorporated in the State of Nevada. Surge manufactures and sells electronic communications equipment. Surge Nevada is essentially an inactive company with no operations or assets.

Boundless issued 12,000,000 common shares to the former shareholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totaled 4,907,728 shares. The shares issued constitute 80% of the common stock of the Company after completion of the merger, and have been valued at $12,000, the par value of the common shares issued by Boundless on the date of closing. The issue of 80% of the common stock of Boundless to the former shareholders of Surge, the right of such shareholders to appoint a majority of the directors of Boundless, and the continuation of the Surge management team is deemed to constitute a change of control of Boundless.

On September 3, 2002, Boundless purchased 100% of the shares of Surge Nevada for $1.

As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Surge by Boundless has been treated as a reverse acquisition. Surge is the continuing entity for financial reporting purposes and as a result of the Boundless’ plan to cease its operations at the time of the merger, the acquisition has been treated as a recapitalization of the Company. Accordingly, no goodwill has been recorded as a result of the acquisition. Historical shareholders’ deficiency of Surge has been retroactively restated for the equivalent number of shares received in the combination after giving effect to any differences in the par value of Boundless and the Surge’s stock with an offset to additional paid in capital. Any stock options, warrants or commitments to issue capital stock of Surge existing on or before the acquisition were extinguished as part of the acquisition. For legal purposes, Boundless will remain the surviving entity.

4.	Inventory

	December 31,	December 31,
	2002	2001

Finished goods	$68,041	$12,436
Raw materials and work in process	150,665	104,519

	$218,706	$116,955

5.	Property, Plant and Equipment
				December 31,	December 31,
				2002	2001

			Accumulated	Net book	Net book
		Cost	amortization	value	value

	Equipment	$29,847	$10,065	$19,782	$16,873
	Injection moulds, dies and tooling	102,454	15,402	87,052	74,253
	Leasehold improvements	2,595	259	2,336	1,992
	Office furniture and fixtures	4,351	1,133	3,218	2,746

		$139,247	$26,859	$112,388	$95,864

6.	Intangible Assets
				2002	2001

			Accumulated	Net book	Net book
		Cost	amortization	value	value

	Manufacturing license	$4,305	$2,511	$1,794	$3,197
	Website	950	71	879	-

		$5,255	$2,582	$2,673	$3,197

The Company has recorded amortization of intangible assets in the amount of $1,156 and $1,091 for each of the nine month periods ended December 31, 2002 and 2001. Estimated amortization of intangible assets over the next five years is estimated as follows:

2003	$360
2004	1,889
2005	95
2006	95
2007	95

$2,534

7.	Due to Related Parties

Amounts due to related parties are due to shareholders and directors of the Company.

A total of $120,685 (December 31, 2001 - $303,532) bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment. During the three month period ended December 31, 2002, the Company paid or accrued interest of $6,393 (December 31, 2001 - $21,102) on this amount.

A total of $171,044 (December 31, 2001 - $122,509) is non-interest bearing, unsecured and has no fixed terms of repayment. This amount will be paid when the Company has the necessary financial resources as determined by the Board of Directors.

8.	Capital Stock

The authorized capital stock of the Company consists of 25,000,000 common shares with a par value of $0.001.

9.	Research and Development Costs

The Company incurred research and development costs in the amount of $11,735 during the nine month period ended December 31, 2002 (December 31, 2001 – $3,514). This amount has been recognized as an expense.

10.	Related Party Transactions

During the nine month period ended December 31, 2002, the Company paid or accrued $47,508 (December 30, 2001 - $26,358) to directors and officers of the Company for management services.

During the nine month period ended December 31, 2002, the Company paid or accrued $18,066 (December 31, 2001 - $15,030) to directors and officers of the Company for consulting services.

The Company entered into a sub-lease agreement for warehouse space from a shareholder, commencing July 1, 2000 and expiring June 30, 2002 and the Company bears a pro-rata share of rent, utilities and property tax which aggregated $2,898 (December 31, 2001 - $5,591) and which represents management’s estimate of the fair market value of the rental and occupancy costs of the property.Included in accounts payable at December 31, 2002 is an amount of $2,971 (December 31, 2001 - $1,718) due to the shareholder. This amount is unsecured and non-interest bearing. Commencing on April 1, 2001, this amount bears interest at 10% per annum.

The Company has a sub-lease agreement for office space with a company, related by way of a shareholder in common, expiring June 30, 2002. The pro-rata share of rent, utilities and property tax aggregated $6,095 (December 31, 2001 - $11,843) representing management’s estimate of the fair market value of the rental and occupancy costs of the property. Included in accounts payable at December 31, 2002 is an amount of $48,673 (December 31, 2001 - $54,068) payable to the related company. This amount is unsecured and has no fixed terms of repayment. Commencing April 1, 2001, these amounts bore interest at 10% per annum. During the nine month period ended December 31, 2002, interest expense in the amount of $4,653 (December 31, 2001 - $4,116) was recorded related to this obligation.

11.	Commitments

The Company is committed to the following minimum annual base rent payments for the sublease of its office and warehouse and operating leases for office equipment.

2003	$31,058
2004	64,032
2005	66,110
2006	69,531
2007	68,279
2008	17,458

$316,468

The above includes the basic rent payments for a new lease agreement for office, production andwarehouse premises entered into by the Company, commencing July 1, 2002 and ending June 30, 2007.

The Company has entered into four separate employment contracts with various senior employees each providing for an annual salary of $37,528 for two year terms ending March 31, 2004. The contracts may be renewed at the employee’s option.

12.	Income Taxes

The Company’s deferred tax assets consist of the following as at December 31, 2002:

Tax effect of loss carry forwards	$375,000
Tax effect of property, plant and equipment and intangible assets	(56,000)
Valuation allowance	(319,000)

Net deferred tax asset	$-

A full valuation allowance has been provided against all the Company’s deferred tax assets, as it cannot determine if it is not more likely than not that the assets will be realized.

The Company’s effective tax rate of zero in 2002 differs from the federal tax rate of 34% because of the following:

Federal statutory rate	(34%)
Effect of state taxes	(0%)
Increase in valuation allowance	34%

Effective tax rate	0%

13.	Supplemental Disclosures with respect to Cash Flows

		Cumulative
		amounts from
		inception to
		December 31,
		2002		2002		2001

Cash paid during the year for interest		$65,674		$16,602		$25,882

Cash paid during the year for income taxes	$	Nil	$	Nil	$	Nil

On September 3, 2002, Boundless issued 12,000,000 common shares to 100% of the former shareholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totalled 4,907,728 common shares. The shares issued constitute 80% of the common stock of the Company after completion of the transaction and are valued at $12,000, the par value of the common shares issued by Boundless on the date of closing (Note 3).

During the three month period ended December 31, 2002, Boundless issued 654,000 common shares of the Company for consulting services valued at $81,000.

14.	Economic Dependence

As at December 31, 2002, two customers accounted for 74% (December 31, 2001 – 42%) of the Company’s accounts receivable balance. Sales to two customers accounted for 90% of the Company’s total sales for the period ended December 31, 2002 (December 31, 2001 – 88%).

15.	Segmented Information

The Company operates in the United States of America and Canada within the telecommunications sector.

16.	Subsequent Event

Subsequent to December 31, 2002, the Company issued 907,352 common shares for cash proceeds of $226,838.

17.	Comparative Figures

Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10 QSB for the quarter ended December 31, 2002.

Results of Operation

Revenues for the nine months ended December 31, 2002 were $1,217,576, a decrease of 6.1% as compared to revenues of $1,297,090 for the nine months ended December 31, 2001. The decrease in revenues was primarily due the down turn in the telecom sector. The revenues for the three-month period ending December 31, 2002 was $352,291, a decrease of 19.8% as compared to revenues of $439,761 for the same period ending December 31, 2001.

The cost of goods sold as a percentage of sales was 85% for the nine months ended December 31, 2002, as compared to 85.7% for the nine months ended December 31, 2001. To improve margins we are changing the product mix and using multiple vendors. This will ensure input costs are better managed and result in increased margins. We have also focused on selling higher margin products to increase profits.

Gross profit for the nine months ended December 31, 2002 was $177,297, a decrease of 4.7%, as compared to the gross profit of $185,961 for the nine month period ended December 31, 2001. The decrease was due to lower revenues for the three-month period ended December 31, 2002.

Selling, general and administrative expenses were $572,593 for the nine months ended December 31, 2001, an increase of 32.4%, as compared to $432,608 for the nine months ended December 31, 2001. As a percentage of revenues, selling, general and administrative cost were 47% for the nine months ended December 31, 2002, as compared to 33% for the same period in 2001. The increase in cost was due to costs associated with the company going public.

Research and development cost were $11, 735 during the nine months ended December 31, 2002. This is an increase of 234% compared to research and development costs of $3,514 for the nine months ended December 31, 2001. The increase in costs was due to development of products for foreign markets.

Liquidity and Capital Resources

We do not have an operating line of credit or a term loan from a financial institution consequently bank indebtedness at December 31, 2002 and December 31, 2001 is nil. We did have monies on deposit of $28,094 on December 31, 2002 and $17,541on December 31, 2001.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a loss of $395,296 for the nine-month period ended December 31, 2002 (December 31, 2001 - $246,647), and had a working capital deficit of $161,587 at December 31, 2002 (December 31, 2001 – $165,831)

Working capital at December 31, 2002 of negative $161,587 produced a current ratio of 0.93 to 1.0. On December 31, 2001 working capital was negative $165,831 and the current ratio was 0.89 to 1.0.

Investing activities consist of the acquisition of property and equipment and the development of new products (intangibles). For the nine-months ended December 31, 2002 we invested $35,917 in property and equipment. For the same period ending December 31, 2001 we invested $22,639 in property and equipment.

We have funded business operations from product sales, equity investment and working capital. We expect to achieve break-even operations in the next year and fund operations from positive cash flows. Our business plan contemplates an equity financing of up to $750,000 for development and marketing of our electrical surge devices. If we are not successful at raising this amount, we will have to reduce expenses associated with all operations in order to avoid continued losses. The ability to raise the financing is subject to market conditions, which currently do not favour investments in the telecom sector. A reduction in expenses would jeopardize our ability to carry out our new business strategy and consequently reduce or eliminate future growth, which would adversely affect the value of an investment in our company.

To date we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

We believe it will meet working capital requirements for the next 12 months from invested capital and operating activities. The expected growth of the business will have to be partially funded by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

Our only material commitments as at December 31, 2002 are a supply agreement with a major national Canadian telecommunications provider and our lease for our building premises.

There are no known trends or uncertainties that will have a material impact on revenues.

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

Item 11. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

On September 3, 2002 we issued shares from treasury as part of a merger with Surge Technologies Inc., a company incorporated in Alberta (“Surge”). Pursuant to the Merger Agreement we acquired 85% of Surge Class A Common Stock in exchange for 10,186,323 newly issued shares of our common stock from the former Surge shareholders, an additional 15% of Surge Class A Common Stock in exchange for 825,930 newly issued shares of our common stock, 100% of the Class B Surge Common Stock in exchange for 807,745 newly issued shares of our common stock, 100% of the Class E Common Stock in exchange for 180,000 newly issued shares of our common stock, collectively representing 100% of the issued and outstanding share capital of Surge.

On September 3, 2002 we issued 550,000 shares of common stock from treasury as a finders fee in connection with the acquisition of Surge.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     99.1 Certification(s) Pursuant to section 906 of the Sarbanes Oxley Act.

Reports on Form 8-K

On October 9, 2002 the company filed on form 8-K stating effective October 3, 2002, the Registrant dismissed its principal auditors, Friedman, Minsk, Cole & Fastovsky and appointed James Stafford Chartered Accountants, at Suite 300, 555 West Georgia Street, Vancouver, BC V6B 1Z6 to act as the independent accountant to audit the company’s financial statements.

On November 19, 2002, the company filed an amended Form 8-K respecting the change in control resulting from the acquisition of Surge Technologies Inc. (Alberta) and disclosing an amendment to the share acquisition agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surge Technologies Corp.

Dated: February 14, 2003	/s/ Gordon McPhedran
---------------------------------	---------------------------------
Gordon McPhedran
President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Gordon McPhedran, certify that:

1.	I have reviewed this quarterly report of December 31, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gordon McPhedran	Date: February 14, 2003
Gordon McPhedran, Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thom Eggerston, certify that:

1.	I have reviewed this quarterly report of December 31, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Thom Eggerston	Date: February 14, 2003
Thom Eggerston, Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Surge Technologies Corp., a Nevada corporation (the "Company"), does hereby certify that:

1.
The Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	February 14, 2003	By:	/s/ Gordon McPhedran
Gordon McPhedran, Chief Executive Officer

Dated:	February 14, 2003	By:	/s/ Thom Eggerston
Thom Eggerston, Chief Financial Officer