Form 10QSB/A
period 2002-09-30
SURGE TECHNOLOGIES CORP
filed 2003-03-17
CIK 1108651

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2002

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

TABLE OF CONTENTS

PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements	3-15

Item 2. Management’s Discussion and Analysis	15-17

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 2. Changes in Securities.	17

Item 3. Defaults Upon Senior Securities.	17

Item 4. Submission of Matters to a Vote of
Security Holders.	17

Item 5. Other Information.	17-19

Item 6. Exhibits and Report on Form 8-K.	19

SIGNATURES.	20

S. 302 CERTIFICATIONS	21

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Surge Technologies Inc. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Financial Statements
September 30, 2002

Second Quarter Interim Consolidated Financial Statements
For the six month period ended September 30, 2002 and 2001 (unaudited prepared by management)
And the year ended March 31, 2002.

Surge Technologies Inc. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Balance Sheets (Unaudited)

	September 30,	September 30,	March 31,
	2002	2001	2002

ASSETS

Current
Cash and cash equivalents	$3,595	$53,690	$1,093
Trade accounts receivable	249,300	266,550	295,842
Inventory	248,436	160,628	202,618
Prepaid expenses	10,461	40	1,583

	511,792	480,908	501,136

Property and equipment (Note 4)	110,150	82,080	92,114

Intangible asset (Note 5)	2,153	3,610	2,852

	$624,095	$566,598	$596,102

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable	$678,969	$525,521	$644,167
Accounts payable - related parties (Note 9)	53,216	56,829	50,742

	732,185	582,350	694,909

Due to related parties (Note 6)	336,310	425,752	208,049

	1,068,495	1,008,102	902,958

Shareholders’ deficiency
Capital stock (Note 7)
Authorized
25,000,000 of common shares with par value of
$0.001
Issued and outstanding
September 30, 2002 – 15,550,000 common shares
September 30, 2001 – 763,575 common shares
March 31, 2002 – 9,002,435 common shares	15,550	763	9,002

Additional paid in capital	386,497	22,164	257,814
Excess of liabilities assumed over assets acquired (Note 3)	(8,556)	-	-
Accumulated foreign currency translation adjustments	10,230	5,407	6,183
Deficit, accumulated during the development stage	(848,121)	(469,838)	(579,855)

	(444,400)	(441,504)	(306,856)

	$624,095	$556,598	$596,102

Nature of Operations and Going Concern (Note 1)
Acquisition of Surge Technologies Inc. (Note 3)
Commitments (Note 10)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Inc. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Statements of Loss and Deficit
(Unaudited)

	For the	For the	For the	For the
	three month	three month	six month	six month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

SALES	$453,056	$489,124	$868,783	$864,188

COST OF SALES	374,522	422,800	758,123	733,515

GROSS PROFIT	78,534	66,324	110,660	130,673

EXPENSES
Amortization of intangible asset	362	366	726	733
Consulting – related parties (Note 9)	14,047	28,248	56,495	28,095
Depreciation of property and equipment	4,494	3,627	10,940	6,896
General and administrative	152,478	55,189	169,439	137,400
Interest	10,555	8,839	14,502	16,822
Operating	61,909	62,171	107,224	111,421
Rent – related parties (Note 9)	4,501	9,180	9,002	18,360
Research and development costs	4,088	2,694	10,598	(2,468)

	252,434	170,314	378,926	317,259

Net loss for the period	(118,900)	(103,990)	(213,266)	(186,586)

Deficit, beginning of period	(674,221)	(365,848)	(579,855)	(283,252)

Deficit, end of period	$(848,121)	$(469,838)	$(848,121)	$(469,838)

Basic loss per share (Note 2)	$(0.015)	$(0.101)	$(0.025)	$(0.172)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Inc. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the	For the
	three month	three month	six month	six month
	period ended	period ended	period ended	period ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Cash flows from operating activities
Net loss for the period	$(118,900)	$(103,990)	$(213,266)	$(186,586)
Adjustments to reconcile loss to
net cash used by operating activities
Translation gain (loss)	(2,315)	1,522	(4,047)	4,419
Depreciation of property, plant
and equipment	4,494	3,627	10,940	6,896
Issue of share capital for services	55,000	-	55,000	-
Amortization of intangible assets	362	366	726	733

	(116,359)	(98,475)	(205,647)	(174,538)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts
receivable	67,969	(54,551)	46,542	(30,365)
(Increase) decrease in inventory	(7,203)	31,682	(45,818)	2,998
(Increase) decrease in prepaid
expenses	(4,936)	9,429	(8,878)	6,770
Increase (decrease) in accounts
payable	(86,792)	49,592	35,008	80,299

Increase (decrease) in loan from
related company	-	-	-	(19,251)

	(147,321)	(62,323)	(178,793)	(134,087)

Cash flows from investing activities
Purchase of intangible assets
Purchase of property, plant, and	-	-	-	-
equipment	(4,992)	(4,058)	(20,907)	(5,172)

	(4,992)	(4,058)	(20,907)	(5,172)

Cash flows from financing activities
Increase in amounts due
to shareholders	98,321	66,361	124,971	137,456
Issue of share capital for cash	54,222	16,172	77,231	22,613

	152,543	82,533	202,202	160,069

Increase (decrease) in cash and cash
equivalents	230	16,152	2,502	20,810

Cash and cash equivalents,
beginning of period	3,365	37,538	1,093	32,880

Cash and cash equivalents,
end of period	$3,595	$53,690	$3,595	$53,690

Supplemental disclosures of cash flow information (Note 12)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Inc. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated		Excess of
				Foreign		Liabilities
	Number		Additional	Currency		Assumed over
	Of Shares	Par-value	Paid-in	Translation	Accumulated	Assets	Shareholders’
	Issued	Amount	Capital	Adjustments	Deficit	Acquired	Deficiency

Balance at April 1, 2001	10,453	$10	$304	$9,826	$(283,252)	$-	$(273,112)
Shares issued for cash	753,122	753	21,860	-	-	-	22,613
Translation gain (loss)	-	-	-	(4,419)	-	-	(4,419)
Net loss for the period	-	-	-	-	(186,586)	-	(186,586)

Balance at September 30, 2001	763,575	$763	$22,164	$5,407	$(469,838)	$-	$(441,504)

Balance at April 1, 2001	10,453	$10	$304	$9,826	$(283,252)	$-	$(273,112)
Shares issued for cash	1,342,683	1,342	38,450	-	-	-	39,792
Shares issued for debt	7,649,299	7,650	219,060	-	-	-	226,710
Translation gain (loss)	-	-	-	(3,643)	-	-	(3,643)
Net loss for the period	-	-	-	-	(296,603)	-	(296,603)

Balance at March 31, 2002	9,002,435	$9,002	$257,814	$6,183	$(579,855)	$-	$(306,856)

Balance at April 1, 2002	9,002,435	$9,002	$257,814	$6,183	$(579,855)	$-	$(306,856)
Shares issued for cash	2,997,565	2,998	74,233	-	-	-	77,231
Shares issued for services
(Note 12)	550,000	550	54,450	-	-	-	55,000
Acquisition of Boundless
Vision Incorporated	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Translation gain (loss)	-	-	-	4,047	-	-	4,047
Net loss for the period	-	-	-	-	(213,266)	-	(213,266)

Balance at September 30, 2002	15,550,000	$15,550	$383,497	$10,230	$(848,121)	$(8,556)	$(444,400)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Inc. and Subsidiaries
(Formerly Boundless Vision Incorporated)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2002

1.

Nature of Operations and Going Concern

Surge Technologies Corp. (formerly known as “Boundless Vision Incorporated”) (the “Company”) was incorporated under the laws of the State of Nevada, United States of America, on January 31, 2000. Initially, the business of the Company was to prognosticate trends, including business and economic trends, business cycles, demographics and related areas. The Company, through the acquisition of Surge Technologies Inc. commenced the production and sales of electronic communication equipment.

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

The consolidated condensed interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make information presented not misleading.

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

The Company’s financial statements as at September 30, 2002 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $268,266 for the six month period ended September 30, 2002 (September 30, 2001 - $186,586), and has a working capital deficit of $220,393 at September 30, 2002.

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

The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations.

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

For the three and six month periods ended September 30, 2002, the weighted average number of common shares outstanding was 11,928,427 (September 30, 2001 – 1,030,796) and 10,895,004 (September 30, 2001 – 1,082,034).

Revenue Recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

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

Foreign Currency

Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

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

On September 3, 2002, Boundless purchased 100% of the shares of Surge Nevada for $1.

As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Surge by Boundless has been treated as a reverse acquisition. Surge is the continuing entity for financial reporting purposes and as a result of Boundless’ plan to cease its operations at the time of the merger, the acquisition has been treated as a recapitalization of the Company. Accordingly, no goodwill has been recorded as a result of the acquisition. The net assets of Boundless acquired in the transaction are recorded at their historical recorded value, which approximates their fair market value. This resulted in the recording of liabilities in excess of assets of $8,556 as a deficit in the equity section of the financial statements. The historical financial statements prior to the acquisition are the financial statements of Surge. For legal purposes, Boundless will remain the surviving entity.

4.	Property and Equipment

			2002	2001

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Equipment	$25,575	$8,149	$17,426	$12,188
Injection moulds, dies and tooling	102,217	12,837	89,380	65,407
Leasehold improvements	774	39	735	2,022
Office furniture and fixtures	3,502	893	2,609	2,463

	$132,068	$21,918	$110,150	$82,080

5.	Intangible Asset

			2002	2001

		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Manufacturing license	$4,308	$2,155	$2,153	$3,610

	$4,308	$2,155	$2,153	$3,610

The Company has recorded amortization of intangible assets in the amount of $726 and $733 for the six month periods ended September 30, 2002 and 2001. Estimated amortization of intangible assets over the next five years is estimated as follows:

2003	$726
2004	1,427
2005	-
2006	-
2007	-

$2,153

6.

Due to Related Parties

Amounts due to related parties are due to shareholders and directors of the Company.

A total of $167,902 (September 30, 2001 - $300,953) bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment. During the six month period ended September 30, 2002, the Company paid or accrued interest of $4,267 (2001 - $14,531) on this amount.

A total of $168,408 (September 30, 2001 - $124,799) is non-interest bearing, unsecured and has no fixed terms of repayment. This amount will be paid when the Company has the necessary financial resources as determined by the Board of Directors.

7.	Capital Stock The authorized capital stock of the Company consists of 25,000,000 common shares with a par-value of $0.001.

8.

Research and Development Costs

The Company incurred research and development costs in the amount of $10,598 during the six month period ended September 30, 2002 (September 30, 2001 – recovery of $2,468). This amount has been recognized as an expense.

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

The Company entered into a sub-lease agreement for warehouse space from a shareholder, commencing July 1, 2000 and expiring June 30, 2002 and the Company bears a pro-rata share of rent, utilities and property tax which aggregated $2,901 (2001 - $5,695) and which represents management’s estimate of the fair market value of the rental and occupancy costs of the property. Included in accounts payable at September 30, 2002 is an amount of $2,974 (2001 - $1,750) due to the shareholder. This amount is unsecured and non-interest bearing.

The Company has a sub-lease agreement for office space with a company, related by way of shareholder in common, expiring June 30, 2002. The pro-rata share of rent, utilities and property tax aggregated $6,101 (2001 - $12,065) representing management’s estimate of the fair market value of the rental and occupancy costs of the property. Included in accounts payable at September 30, 2002 is an amount of $50,242 (2001 - $55,079) payable to the related company. This amount is unsecured and has no fixed terms of repayment. Commencing April 1, 2001, these amounts bore interest at 10% per annum. During the six month period ended September 30, 2002, interest expense in the amount of $2,517 (2001 - $3,103) was recorded related to this obligation.

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

11.	Income Taxes The Company’s deferred tax assets consist of the following at September 30, 2002:

Tax effect of loss carry forwards	$272,952
Tax effect of property and equipment and intangible assets	(40,760)
Valuation allowance	(232,192)

Net deferred tax asset	$-

A full valuation allowance has been provided against all of the Company’s deferred tax assets, as it cannot be determined if it is not more likely than not that the assets will be realized.

The Company’s effective tax rate of zero in 2002 differs from the federal tax rate of 39% because of the following:

Federal Statutory Rate	(39%	)
Increase in Valuation Allowance	39%

Effective Tax Rate	0%

12.	Supplemental Disclosures with Respect to Cash Flows

		2002		2001

Cash paid during the year for interest	$	Nil	$	Nil

Cash paid during the year for income taxes	$	Nil	$	Nil

On September 3, 2002, the Company completed a business combination with Surge by issuing 12,000,000 common shares of the Company for 100% of the issued and outstanding common shares of Surge. This transaction has been treated as a reverse acquisition (Note 3).

During the six month period ended September 31, 2002, the Company issued 550,000 common shares of the Company for consulting services valued at $81,000.

During the year ended March 31, 2002, the Company issued 7,649,299 common shares in payment of $220,710 due to shareholders of the Company

13.	Segmented Information The Company operates in Canada and the United States within the telecommunications sector.

Geographic information	Sales based on location of		Net book value of capital assets
	customer		based on location of assets

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Canada	$616,835	$639,499	$110,150	$92,114
United States	251,948	224,689	-	-

	$868,783	$864,188	$110,150	$92,114

14.

Subsequent Events

Subsequent to September 30, 2002, the Company issued 654,000 common shares for services valued at $81,000.

Subsequent to September 30, 2002 the Company issued 907,352 common shares at for cash consideration of $226,838.

Item 2. Management’s Discussion and Analysis

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10 QSB for the six-month period ended September 30, 2002.

Overview

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

As of September 3, 2002 the company merged with Surge Technologies Inc. of Calgary, Alberta Canada by way of a reverse merger. Surge is an integrated company that researches, designs, manufactures, markets and distributes a number of generic and special application electrical surge protection devices. The primary product focus is electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge. The Company’s ability to quickly research, design, and produce specialty products, has allowed Surge to develop a market niche supplying custom built products to prominent telecommunication companies in both Canada and the US.

Results of Operations

For the six months ended September 30, 2002 compared to September 30, 2001

Revenues for the six months ended September 30, 2002 were $868,783, substantially the same as for the six month period ending September 30, 2001 which were $864,188. The lack of growth during the six month period ending September 30, 2002 was largely due to the downturn in the telecom sector.

The cost of goods sold as a percentage of sales was 87.3% for the six months ended September 30, 2002. This is an increase of 2.5% over the same six-month period in the prior year. The increase of cost of goods sold was the result of the increase in modules sold in the three-months ending June 30, 2002. The modules are a “sell-through” product and have a lower margin than our manufactured products. We have two types of products: manufactured products and sell-through products. Manufactured products are assembled by Surge whereas “sell through” products are purchased from suppliers and sold to our customers. For “sell through” products we act as a distributor. The two types of products are distinctly different and do not compete with each other. Our cost of goods sold on the manufactured product’s is less than on the sell-through products. As a result, changes in the sales mix incorporating a significant amount of “sell through” products will have an impact on the overall cost of goods sold percentage. Currently only 2% of annual sales revenues is generated as a result of “sell through” products. We have designed manufactured products to replace the sell-

through products. As these manufactured products replace the sell-through products during the next year margins will improve.

Gross profit for the six months ended September 30, 2002 of $110,660 declined by $20,013 from the corresponding period in the prior year. This decrease was the result of the change in the product mix for the 2002 period.

Operating, General and Administrative expenses for the six-months ended September 30, 2002 of $378,926 is an increase of $61,667 or 19.4% over the same period in the prior year. This increase resulted primarily from the professional fees resulting from the 2001 and 2002 audits being conducted during this six-month period.

Depreciation expense increased for the six-month period ended September 30, 2002 when compared to the six-months ended September 30, 2001 by $4,044 to $10,940. This increase resulted from the purchase of additional capital property and the corresponding depreciation as well as the increase in intangible assets.

Interest expense paid to a shareholder declined by 13.8% from $16,822 for the six-months ending September 30, 2001 to the $14,502 incurred for the six-months ending September 30, 2002. This decrease resulted from the shareholder converting a portion of the loan into share capital.

Net income for the six-month period ended September 31, 2002 was a loss of $268,266 or $0.025 per share as compared to the same period the previous year of $186,586 or $0.172 per share.

Liquidity and Capital Resources

We do not have an operating line of credit or a term loan from a financial institution consequently bank indebtedness at March 31 and September 30, 2002 is nil. We did have monies on deposit of $3,595 on September 30, 2002 and $1,093 on March 31, 2002.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a loss of $296,603 for the year ended March 31, 2002 and had a working capital deficit of $193,773 at March 31, 2002 which produced a current ratio of 0.73 to 1.0.

Investing activities consist of the acquisition of property and equipment and the development of new products. For the six months ended September 30, 2002 we invested $20,907 in property and equipment.

We have funded business operations from product sales, equity investment, loans from related parties and working capital. Operations were funded through equity investments of $77,231 and loans from related parties of $124,971 for the six month period ended September 30, 2002. We expect to achieve break-even operations in the next year and fund operations from positive cash flows. Our business plan contemplates an equity financing of up to $750,000 for development and marketing of our electrical surge devices. If we are not successful at raising this amount, we will have to reduce expenses associated with all operations in order to avoid continued losses. The ability to raise the financing is subject to market conditions, which currently do not favour investments in the telecom sector. A reduction in expenses would jeopardize our ability to carry out our new business strategy and consequently reduce or eliminate future growth, which would adversely affect the value of an investment in our company.

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

Our only material commitments as at September 30, 2002 are a supply agreement with a major national Canadian telecommunications provider and our lease for our building premises. The total commitment for the next 12 months is $31,058.

There are no known trends or uncertainties that will have a material impact on revenues.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

On September 3, 2002 Boundless Vision Incorporated issued shares from treasury as part of a merger with Surge Technologies Inc. (Alberta). Pursuant to the Merger Agreement the Acquirer acquired 85% of Surge Class A Common Stock in exchange for 10,186,323 newly issued shares of Common Stock of the Company from the Surge Shareholders. The Acquirer also acquired from other shareholders, (“Other Shareholders”), the remaining 15% of Surge Class A Common Stock in exchange for 825,930 newly issued shares of Common Stock of the Company, 100% of the Class B Surge Common Stock in exchange for 807,745 newly issued shares of Common Stock of the Company, 100% of the Class E Common Stock in exchange for 180,000 newly issued shares of Common Stock of the Company, collectively the Surge Shareholders and Other Shareholders representing 100% of the issued and outstanding shares of Surge.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

1.
In early August, 2002 a transaction was completed whereby majority control of the Company was transferred to an investor group headed by Peter Sanders and Bijay Singh. The former directors and officers resigned, although former Chairman and President Jaak Olesk, a lawyer, remained affiliated with the Company as its General Counsel. Mr. Sanders is the Company's new President and Chairman of the Board of Directors and Mr. Singh is Secretary/ Treasurer and a Director. Both Mr. Sanders' and Mr. Singh's business address is the Randall Building, Suite 300, 555 West Georgia Street, Vancouver, B.C. Canada V6B 1Z6

2.

On September 3, 2002, Boundless Vision Incorporated, (the “Company”), through its wholly-owned subsidiary Surge Acquisition Corp., (“Acquirer”), a Nevada Company, entered into a Merger Agreement, (the “Merger Agreement”), with Surge Technologies Inc., (“Surge”), Gordon McPhedran (“McPhedran”), Jack Barbier (“Barbier”), Dale Olmstead (“Olmstead”), Harj Manhas (“Manhas”) and Secura Investments Inc. (“Secura”), (“Mcphedran, Barbier, Olmstead, Manhas, and Secura” are collectively referred to as the “Surge Shareholders”). Pursuant to the Merger Agreement the Acquirer acquired 85% of Surge Class A Common Stock in exchange for 10,186,323 newly issued shares of Common Stock of the Company from the Surge Shareholders. The Acquirer also acquired from other shareholders, (“Other Shareholders”), the remaining 15% of Surge Class A Common Stock in exchange for 825,930 newly issued shares of Common Stock of the Company, 100% of the Class B Surge Common Stock in exchange for 807,745 newly issued shares of Common Stock of the Company, 100% of the Class E Common Stock in exchange for 180,000 newly issued shares of Common Stock of the Company, collectively the Surge Shareholders and Other Shareholders representing 100% of the issued and outstanding shares of Surge. The Merger Agreement was consummated on September 3rd, 2002.

In addition upon consummation of the Merger Agreement, the board agreed to increase its board of directors from 2 to 5 and appoint Gordon McPhedran, Dale Olmstead, and Harj Manhas to the board of directors of the Company. The Company’s current members of the Board of Directors, Peter Sanders and Bijay Singh, will remain as directors.

As a result of the Merger Agreement the Company acquired all of the outstanding capital stock of Surge. Surge was founded on December 3, 1998 under the name of Barmac & Associates, (“Barmac”), to take advantage of the unprecedented growth in the telecommunications industry. On March 30th, 2001 Barmac Amalgamated with Surge through a share exchange and the surviving entity changed its name to Surge Technologies Inc.

Surge is an integrated company that researches, designs, manufactures, markets and distributes a number of generic and special application electrical surge protection devices. The primary product focus is electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge. The Company’s ability to quickly research, design, and produce specialty products, has allowed Surge to develop a market niche supplying custom built products to prominent telecommunication companies in both Canada and the US.

1.
On November 7, 2002 the parties to the Merger Agreement agreed to an amendment whereby Boundless’ subsidiary would instead acquire all of the issued and outstanding shares in the capital of Surge from the Surge Shareholders such that the transaction would constitute a share exchange pursuant to the laws of Nevada (the “Share Exchange”). In connection with the Share Exchange the Surge Shareholders will receive shares of Boundless in consideration for their shares of Surge.

This information was subsequently filed via Form 8-K by the company.

Item 6. Exhibits and Report on Form 8-K

1.	On September 15th 2002 the company filed an 8-K stating a change in control of the corporation and identifying a merger with Surge Technologies Inc. of Alberta Canada. The company also increased its board of directors to 5 persons.

2.

During the week of September 20, 2002, Boundless Vision Incorporated (the "Company") relocated its principal executive offices.

         The Company's new address is:

                  Boundless Vision Incorporated
                  #14 - 700 58th Avenue SW.
                  Calgary, Alberta, Canada
                  T2H 2E2

         The new telephone number is: 403-250-2442

3.	On September 20, 2002 Boundless Vision amended its by-laws under the corporate law of the state of Nevada.

4.	On September 24, 2002 Mr. Peter Sanders resigned as an officer of the Company. Mr. Sanders will remain as a director of the Company.

5.

On September 24, 2002 Boundless Vision appointed three new directors:

         Mr. Gordon McPhedran
         Mr. Dale Olmstead
         Mr. Harj Manhas

This brings the number of directors of Boundless Vision Incorporated to five, including the current two directors, Mr. Peter Sanders and Mr. Bijay Singh.

6.

On September 24, 2002 the Board of Directors appointed new officers of the Company

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

Boundless Vision Incorporated

/s/ Gordon McPhedran
Dated: March 13, 2003	---------------------------
---------------------------	Gordon McPhedran
Chairman of the Board, President

SECTION 302 CERTIFICATION

I, Gordon McPhedran, certify that:

1.	I have reviewed this quarterly report of September 30, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gordon McPhedran	Date: March 13, 2003
Gordon McPhedran, Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thom Eggerston, certify that:

1.	I have reviewed this quarterly report of September 30, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Thom Eggerston	Date: March 13, 2003
Thom Eggerston, Chief Financial Officer