Form 10QSB/A
period 2002-12-31
SURGE TECHNOLOGIES CORP
filed 2003-03-17
CIK 1108651

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
(formerly known as “Boundless Vision Incorporated”)

Consolidated Balance Sheets
(Unaudited)

	December 31,	December 31,	March 31,
	2002	2001	2002

ASSETS

Current
Cash and cash equivalents	$28,094	$17,541	$1,093
Trade accounts receivable	160,800	290,951	295,842
Inventory (Note 4)	218,706	116,955	202,618
Prepaid expenses	61,554	40	1,583

	469,154	425,487	501,136

Property, plant and equipment (Note 5)	112,388	95,864	92,114

Intangible assets (Note 6)	2,673	3,197	2,852

	$584,215	$524,548	$596,102

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$579,097	$535,532	$644,167
Accounts payable - related parties (Note 10)	51,644	55,786	50,742

	630,741	591,318	694,909

Due to related parties (Note 7)	291,729	426,041	208,049

	922,470	1,017,359	902,958

Shareholders’ deficiency
Capital stock (Note 8)
Authorized
25,000,000 of common shares with par value of $ 0.001
Issued and outstanding
December 31, 2002 – 15,654,000 common shares
December 31, 2001 – 1,167,971 common shares
March 31, 2002 – 9,002,435 common shares	15,654	1,167	9,002
Additional paid in capital	412,880	22,884	257,814
Share subscriptions received in advance (Note 16)	211,352	-	-
Equity adjustments from foreign currency translation	5,566	13,037	6,183
Excess of liabilities assumed over assets acquired, net (Note 3)	(8,556)	-	-
Deficit, accumulated during the development stage	(975,151)	(529,899)	(579,855)

	(338,255)	(492,811)	(306,856)

	$584,215	$524,548	$596,102

Nature of Operations and Going Concern (Note 1)

Acquisition of Surge Technologies Inc. (Note 3)

Commitments (Note 11)

Economic Dependence (Note 14)

Subsequent Event (Note 16)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Statements of Operations and Deficit
(Unaudited)

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

SALES	$352,291	$439,761	$1,217,576	$1,297,090

COST OF SALES	285,208	383,436	1,040,279	1,111,129

GROSS PROFIT	67,083	56,325	177,297	185,961

EXPENSES
Amortization of intangible asset	433	363	1,156	1,091
Depreciation of property and equipment	4,547	3,957	15,443	9,880
Consulting	100,724	2,320	139,620	14,476
Consulting – related parties (Note 10)	45,724	20,694	65,574	41,388
General and administrative	35,383	18,834	112,107	33,312
Interest	2,157	9,194	16,602	25,882
Operating	21,502	17,110	64,258	73,700
Rent – related parties rent (Note 10)	4,901	8,717	9,803	17,434
Research and development costs (Note 9)	1,181	2,171	11,735	3,514
Wages and benefits	45,498	33,026	136,295	211,931

	194,113	116,386	572,593	432,608

Net loss for the period	(127,030)	(60,061)	(395,296)	(246,647)

Deficit, beginning of period	(848,121)	(469,838)	(579,855)	(283,252)

Deficit, end of period	$(975,151)	$(529,899)	$(975,151)	$(529,899)

Basic loss per share (Note 2)	$(0.008)	$(0.051)	$(0.032)	$(0.243)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001
Cash flows from operating activities
Net loss for the period	$(127,030)	$(60,061)	$(395,296)	$(246,647)
Adjustments to reconcile loss to
net cash used by operating activities
Translation gain (loss)	(4,664)	7,700	(617)	3,211
Depreciation of property, plant
and equipment	4,547	3,957	15,443	9,880
Amortization of intangible assets	433	363	1,156	1,091
Issuance of common shares for
services (Note 13)	26,000	-	81,000	-

	(100,714)	(48,041)	(298,314)	(232,465)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts
receivable	88,500	(24,401)	135,042	(57,448)
(Increase) decrease in inventory	29,730	43,673	(16,088)	44,812
(Increase) decrease in prepaid
expenses	(51,093)	-	(59,771)	6,692
Increase (decrease) in accounts
payable	(101,444)	8,968	(66,434)	100,309

	(135,021)	(19,801)	(305,565)	(138,100)

Cash flows from investing activities
Purchase of intangible assets	(466)	(20)	(977)	(20)
Purchase of property, plant, and
equipment	(6,785)	(17,741)	(35,917)	(22,571)

	(7,251)	(17,761)	(36,894)	(22,591)

Cash flows from financing activities
Increase (decrease) in amounts due
to shareholders	(44,581)	289	80,390	121,988
Share subscriptions received in
advance	211,352	-	211,352	-
Issue of share capital for cash	-	1,124	77,718	23,737

	166,771	1,413	369,460	145,725

Increase (decrease) in cash and cash
equivalents	24,499	(36,149)	27,001	(14,966)
Cash and cash equivalents,
beginning of period	3,595	53,690	1,093	32,507

Cash and cash equivalents,
end of period	$28,094	$17,541	$28,094	$17,541

Supplemental Disclosures with respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries
(formerly known as “Boundless Vision Incorporated”)
Consolidated Statements of Changes in Shareholders’ Deficiency
(Unaudited)

				Accumulated		Excess of
				Foreign		Liabilities
	Number		Additional	Currency		Assumed over
	Of Shares	Par-value	Paid-in	Translation	Accumulated	Assets	Shareholders’
	Issued	Amount	Capital	Adjustments	Deficit	Acquired	Deficiency

Balance at April 1, 2001	10,453	$10	$304	$9,826	$(283,252)	$-	$(273,112)
Shares issued for cash	1,157,518	1,157	22,580	-	-	-	23,737
Translation gain (loss)	-	-	-	3,211	-	-	3,211
Net loss for the period	-	-	-	-	(246,647)	-	(246,647)

Balance at December 31, 2001	1,167,971	$1,167	$22,884	$13,037	$(529,899)	$-	$(492,811)

Balance at April 1, 2001	10,453	$10	$304	$9,826	$(283,252)	$-	$(273,112)
Shares issued for cash	1,342,683	1,342	38,450	-	-	-	39,792
Shares issued for debt	7,649,299	7,650	219,060	-	-	-	226,710
Translation gain (loss)	-	-	-	(3,643)	-	-	(3,643)
Net loss for the period	-	-	-	-	(296,603)	-	(296,603)

Balance at March 31, 2002	9,002,435	$9,002	$257,814	$6,183	$(579,855)	$-	$(306,856)

Balance at April 1, 2002	9,002,435	$9,002	$257,814	$6,183	$(579,855)	$-	$(306,856)
Shares issued for cash	2,997,565	2,998	74,720	-	-	-	77,718
Shares issued for services
(Note 13)	654,000	654	80,346	-	-	-	81,000
Share subscriptions received					-	-
in advance	-	-	211,352	-	-	-	211,352
Acquisition of Boundless
Vision Incorporated	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Translation gain (loss)	-	-	-	(617)	-	-	(617)
Net loss for the period	-	-	-	-	(395,296)	-	(395,296)

Balance at December 31, 2002	15,654,000	$15,654	$624,232	$5,566	$(975,151)	(8,556)	$(338,255)

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

The Company’s financial statements at December 31, 2002 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $127,030 for the three month period ended December 31, 2002 (December 31, 2001 - $60,061), and has a working capital deficit of $161,587 at December 31, 2002 (December 31, 2001 - $165,831).

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

The Company entered into a sub-lease agreement for warehouse space from a shareholder, commencing July 1, 2000 and expiring June 30, 2002 and the Company bears a pro-rata share of rent, utilities and property tax which aggregated $2,898 (December 31, 2001 - $5,591) and which represents management’s estimate of the fair market value of the rental and occupancy costs of the property. Included in accounts payable at December 31, 2002 is an amount of $2,971 (December 31, 2001 - $1,718) due to the shareholder. This amount is unsecured and non-interest bearing. Commencing on April 1, 2001, this amount bears interest at 10% per annum.

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

The Company’s effective tax rate of zero in 2002 differs from the federal tax rate of 34% because of the following:

Federal statutory rate	(34%	)
Effect of state taxes	(0%	)
Increase in valuation allowance	34%

Effective tax rate	0%

13.	Supplemental Disclosures with respect to Cash Flows

		2002		2001

Cash paid during the year for interest		$16,602		$25,882

Cash paid during the year for income taxes	$	Nil	$	Nil

On September 3, 2002, the Company completed a business combination with Surge by issuing 12,000,000 common shares of the Company for 100% of the issued and outstanding common shares of Surge. This transaction has been treated as a reverse acquisition (Note 3).

During the three month period ended December 31, 2002, the Company issued 654,000 common shares of the Company for consulting services valued at $81,000.

During the year ended March 31, 2002, the Company issued 7,649,299 common shares in payment of $220,710 due to shareholders of the Company.

14.

Economic Dependence

As at December 31, 2002, two customers accounted for 74% (December 31, 2001 – 42%) of the Company’s accounts receivable balance. Sales to two customers accounted for 90% of the Company’s total sales for the period ended December 31, 2002 (December 31, 2001 – 88%).

15.	Segmented Information The Company operates in the United States of America and Canada within the telecommunications sector.

Geographic information	Sales based on location of		Net book value of capital assets
	customer		based on location of assets

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Canada	$858,391	$998,759	$112,388	$95,864
United States	359,557	298,331	-	-

	$1,217,576	$1,297,090	$112,388	$95,864

16.	Subsequent Event Subsequent to December 31, 2002, the Company issued 907,352 common shares for cash proceeds of $226,838.

17.	Comparative Figures Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation.

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

Results of Operation

For the nine months ended December 31, 2002 compared to December 31, 2001

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

Selling, general and administrative expenses were $572,593 for the nine months ended December 31, 2001, an increase of 32.4%, as compared to $432,608 for the nine months ended December 31, 2001. As a percentage of revenues, selling, general and administrative cost were 47% for the nine months ended December 31, 2002, as compared to 33% for the same period in 2001. The increase in cost was due to costs associated with the company filing its registration statement on Form SB-2.

Interest expense declined by 38.8% from $25,882 for the nine-months ending December 31, 2001 to the $16,602 incurred for the nine-months ending December 31, 2002. This decrease resulted from a shareholder converting a portion of the loan into share capital.

Depreciation expense increased for the nine-month period ended December 31, 2002 when compared to the nine-months ended December 31, 2001 by $5,563 to $15,443. This increase resulted from the purchase of additional capital property and the corresponding depreciation as well as the increase in intangible assets.

Research and development cost were $11, 735 during the nine months ended December 31, 2002. This is an increase of 234% compared to research and development costs of $3,514 for the nine months ended December 31, 2001. The increase in costs was due to development of new products for foreign markets.

Net income for the nine months ended December 31, 2002 was a loss of $395,296 or $0.032 per share as compared to the same period the previous year of $246,647 or $0.243 per share.

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

Investing activities consist of the acquisition of property and equipment and the development of new products (intangibles). For the nine-months ended December 31, 2002 we invested $35,917 in property and equipment. For the same period ending December 31, 2001 we invested $22,571 in property and equipment.

We have funded business operations from product sales, equity investment, loans from related parties and working capital. Operations were funded through share subscriptions in advance of $211,352, issue of share capital for cash in the amount of $77,718 and loans from related parties of $80,390 for the nine month period ended December 31, 2002.

Our Corporate plans for the next twelve months is to increase sales in Canada though our existing customer base by providing a wider selection of products. Our mandate is also to increase sales volumes in the United States by having a corporate presence there and increasing our distributor base. We intend to pursue new tenders both in Canada and the United States and start Internet Online sales through our corporate website.

We will also pursue new distribution channels for our products, increase research and development of new product lines, increase sales and marketing effort and produce our own moulds for certain components. This will be funded by internal cash flows and equity offerings. If we are successful in securing $750,000 in equity financing we will use the proceed as follows:

Sales and Marketing	$100,000
Research and Development	$150,000
Moulds	$200,000
Tooling	$50,000
Inventory	$50,000
Working Capital	$200,000

Total:	$750,000

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

We believe we will meet working capital requirements for the next 12 months from invested capital and operating activities. The expected growth of the business will have to be partially funded by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

Our only material commitments as at December 31, 2002 are a supply agreement with a major national Canadian telecommunications provider and our lease for our building premises. The annual base rent payment for the next 12 months is $31,058. This includes the basic rent payments, production and warehouse premises.

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

Surge Technologies Corp.

/s/ Gordon McPhedran
Dated: March 14, 2003	-----------------------------
-----------------------------	Gordon McPhedran
President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Gordon McPhedran, certify that:

1.	I have reviewed this quarterly report of December 31, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gordon McPhedran	Date: March 14, 2003
Gordon McPhedran, Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thom Eggerston, certify that:

1.	I have reviewed this quarterly report of December 31, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Thom Eggerston	Date: March 14, 2003
Thom Eggerston, Chief Financial Officer