Form 10QSB/A
period 2002-09-30
SURGE TECHNOLOGIES CORP
filed 2003-04-29
CIK 1108651

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

During the year ended March 31, 2002, the Company issued 7,649,299 common shares in payment of $226,710 due to shareholders of the Company

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

14.

Subsequent Events

Subsequent to September 30, 2002, the Company issued 104,000 common shares for services valued at $26,000.

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

For the six month period ended September 30, 2002 the company had a working capital deficit of $220,939 and a shareholders deficiency of $444,400 as compared to the same period the previous year of working capital deficit of $101,442 and a shareholders deficiency of $441,504.

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

Effective October 3, 2002 the Registrant appointed James Stafford Chartered Accountants, at Suite 300, 555 West Georgia Street, Vancouver, BC V6B 1Z6 to act as Registrant's independent accountant to audit Registrant's financial statements. During the two most recent fiscal years and through October 2, 2002 the Registrant has not consulted with James Stafford Chartered Accountants on items which are described in Regulation S-K Item 304.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boundless Vision Incorporated

/s/ Gordon McPhedran
Dated: April 29, 2003	---------------------------
---------------------------	Gordon McPhedran
Chairman of the Board, President

SECTION 302 CERTIFICATION

I, Gordon McPhedran, certify that:

1.	I have reviewed this quarterly report of September 30, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gordon McPhedran	Date: April 29, 2003
Gordon McPhedran, Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thom Eggerston, certify that:

1.	I have reviewed this quarterly report of September 30, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Thom Eggerston	Date: April 29, 2003
Thom Eggerston, Chief Financial Officer