Form 10QSB/A
period 2002-12-31
SURGE TECHNOLOGIES CORP
filed 2003-04-29
CIK 1108651

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

During the year ended March 31, 2002, the Company issued 7,649,299 common shares in payment of $226,710 due to shareholders of the Company.

14.

Economic Dependence

As at December 31, 2002, two customers accounted for 74% (December 31, 2001 – 42%) of the Company’s accounts receivable balance. Sales to three customers accounted for 80% of the Company’s total sales for the period ended December 31, 2002 (December 31, 2001 – 88%).

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

For the nine month period ended December 31, 2002 the company had a working capital deficit of $161,587 and a shareholders deficiency of $338,255 as compared to the same period the previous year of working capital deficit of $165,831 and a shareholders deficiency of $492,811.

Net income for the nine months ended December 31, 2002 was a loss of $395,296 or $0.032 per share as compared to the same period the previous year of $246,647 or $0.243 per share. The increase in the Net income loss was largely due to the increase in consulting services related to the Company’s acquisition of Surge Technologies Inc.

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

Subsequent to December 31, 2002 and for the period ending March 31, 2003 we received $45,000 CDN and $80,000 US by way of shareholders loans. The loans carry a term of one year and accrue interest at 10% annually.

Our Corporate plans for the next twelve months is to increase sales in Canada though our existing customer base by providing a wider selection of products. Our mandate is also to increase sales volumes in the United States by having a corporate presence there and increasing our distributor base. We intend to pursue new tenders both in Canada and the United States and start Internet sales through our corporate website.

We will also pursue new distribution channels for our products, increase research and development of new product lines, increase sales and marketing effort and produce our own moulds for certain components. This will be funded by internal cash flows and equity offerings.

Our business plan contemplates an additional $750,000 equity financing in order to maintain our growth strategy. However, we believe we can maintain our current operations without financing for the next twelve months by putting our growth strategy on hold and by cutting expenses in the area of research and development, outsourcing manufacturing of certain components, reducing staff and reducing inventory expense. This would jeopardize future sales and shareholder value. If we are successful in securing $750,000 in equity financing we will use the proceed as follows:

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

Surge Technologies Corp.

/s/ Gordon McPhedran
Dated: April 29, 2003	-----------------------------
-----------------------------	Gordon McPhedran
President & Chief Executive Officer

SECTION 302 CERTIFICATION

I, Gordon McPhedran, certify that:

1.	I have reviewed this quarterly report of December 31, 2002.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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