Form 10KSB
period 2003-03-31
SURGE TECHNOLOGIES CORP
filed 2003-07-15
CIK 1108651

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31st, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to __________________

Commission File Number: 000-29925

Surge Technologies Corp.
(Name of Small Business Issuer in its charter)

Nevada	95-4784883
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

#14 - 700 58th Avenue S.W., Calgary, Alberta, Canada T2H 2E2
(Address of principal executive offices)

     (403) 250 - 2442
Issuer's telephone number

Boundless Vision Incorporated
Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 Par Value

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: [X]

State issuer's revenues for its most recent fiscal year: $1,598,541

As of March 31st, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,202,000, based on our last equity financing in January 2003 at $0.25 per share. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 31st, 2003, the registrant's outstanding common stock consisted of 16,561,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): YES [ ]       NO [X]

TABLE OF CONTENTS

                                                                                                        PAGE

PART I

Item 1. Description of Business

3

Item 2. Description of Property

14

Item 3. Legal Proceedings

14

Item 4. Submission of Matters to a Vote of Security Holders

15

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

15

Item 6. Management's Discussion and Analysis

18

Item 7. Financial Statements

23

Item 8. Changes in and Disagreements with Accountants on

             Accounting and Financial Disclosure

23

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance With Section 16(a) of the Exchange Act

23

Item 10. Executive Compensation

27

Item 11. Security Ownership of Certain Beneficial Owners and

              Management and Related Stockholder Matters

27

Item 12. Certain Relationships and Related Transactions

28

Item 13. Exhibits and Reports on Form 8-K

29

Item 14. Controls and Procedures

31

SIGNATURES

32

Section 302 Certification

33

SURGE TECHNOLOGIES CORP.

Form 10-KSB

Forward-Looking Statements

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking" statements made pursuant to the safe harbor provisions of section 27A of the Securities Act of 1933 (The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may', "will", "expect", " believes", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. The company intends that such forward-looking statements be subject to the safe harbors for such statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new markets. You should understand that various factors, in addition to those discussed elsewhere in this document and in the documents referred to in this document, could affect the future results of the Company and could cause results to differ materially from those expressed in such forward looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I:

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We design, manufacture and sell a high quality line of electrical surge protection devices used in telecommunication networks.  Our surge protection devices prevent electrical surge hazards from causing systems failures, damaging expensive equipment and harming personnel. Our products have various applications, ranging from residential use to industrial use. Our surge protectors are sold to the telecommunications industry throughout North America, including major Telecoms.

Our business is principally operated through our subsidiary, Surge Technologies Inc., a company incorporated under the laws of Alberta, Canada.  Surge Technologies Inc. is wholly owned by Surge Acquisition Corp., our Nevada subsidiary, which in turn is wholly owned by us.

Copper wire technology is a key component of the telecommunications industry and is universally used in connecting telecommunications networks to end-users. Every building and household in North America using copper wire telephone line has a primary electrical surge protection device inserted between the outside telephone line and the inside connection to each phone, fax or computer. We design, manufacture, and sell several product lines of electrical surge protection devices for use by the telecommunications industry.  These electrical surge protection devices are called Building Entrance Terminals or BET's.  Our product lines of BET devices provide surge protection options ranging from protection for a single residential telephone line to protection of in excess of 100 telephone lines for commercial installations.  We also manufacture surge protection products that are customized to suite specific requirements of our customers.

Corporate History

Our parent company, Surge Technologies Corp. was incorporated on January 31, 2000 under the laws of the Sate of Nevada under the name Boundless Vision Incorporated.   The business of the Company was to pronosticate trends, including business and economic trends, business cycles, demographics and related areas. Prior to the acquisition of Surge Technologies Inc., the Company was a development stage enterprise without revenues. In connection with the acquisition of Surge Technologies Inc., we changed our name to Surge Technologies Corp. effective November 21, 2002.

Our business operations commenced in December of 1998, and are conducted primarily through our wholly owned subsidiary Surge Technologies Inc. Our Surge Technologies subsidiary, referred to below as Surge Alberta, was formed under the laws of Alberta, Canada, on March 31, 2001 as the result of the merger of two Alberta corporations, Barmac & Associates Inc. and Surge Alberta.  The resulting company retained the name Barmac & Associates Inc.  The merger resulted in the integration of the pre-merger operations of Barmac and Surge, being respectively, the marketing of electrical surge protection products, and the manufacture of electrical surge protection products.  Both Barmac and Surge Alberta were incorporated in Alberta in December of 1998, at which time they commenced operations.  On June 13, 2002, Barmac changed its name to Surge Technologies Inc.

We acquired our Surge Alberta pursuant to the terms of a share exchange agreement dated September 3, 2002 as amended by agreement dated November 7, 2002.  The share exchange agreement was entered into with Surge Alberta, Surge Acquisition Corporation which is our wholly owned Nevada subsidiary, and five shareholders of Surge Alberta holding collectively 73.9% of its issued and outstanding share capital.  The terms of the agreement provided that we would acquire from the shareholders of Surge Alberta 85% of their Class A common shares in exchange for 10,186,323 shares of our common stock, the remaining 15% of their Class A common shares in exchange for 825,930 shares of our common stock, 100% of their Class B common shares in exchange for 807,745 shares of our common stock, 100% of their Class E common shares in exchange for 180,000 shares of our common stock, collectively representing 100% of the issued and outstanding shares of Surge Alberta.

We entered into an amendment to the share exchange agreement dated November 7, 2002.  Under the original agreement, Surge Alberta agreed to merge with our subsidiary, Surge Acquisition Corp., thereby forming one successor company to be organized under the laws of Nevada.  The amendment changed the nature of the acquisition to a share exchange under the corporate laws of the State of Nevada, whereby on closing of the transaction Surge Alberta would be a wholly owned subsidiary of Surge Acquisition Corp.

All shareholders of Surge Alberta delivered their shares pursuant to the voluntary share exchange, and on closing of the acquisition our wholly owned Nevada subsidiary, Surge Acquisition Corporation, acquired all of the issued and outstanding shares of Surge Alberta in exchange for the issuance of 12,000,000 shares of our common stock to the shareholders of Surge Alberta.  The following chart illustrates the resulting corporate structure.

The share exchange agreement further provided that on closing of the acquisition of Surge Alberta, three directors of Surge Alberta, namely Gordon McPhedran, Dale Olmstead and Harj Manhas, would be appointed to our board of directors.  The board of directors and officers of Surge Alberta remains unchanged as a result of the acquisition, and named below.  All directors and officers of Surge Alberta are residents of Alberta, Canada:

Gordon McPhedran

President, Chief Executive Officer and Director

Harj Manhas

Vice President Corporate Finance and Director

Thom Eggertson

Chief Financial Officer

Jack Barbier

Vice President of Engineering, and Director

Dale Olmstead

Vice President of Operations, and Director

As a result of the acquisition, the former shareholders of Surge Technologies Inc. collectively obtained a controlling interest in our parent company, Surge Technologies Corp. and a majority of our board of directors is comprised of directors of Surge Alberta.

Management of Surge Alberta believes that the acquisition and resulting U.S. parent company provides greater opportunities to expand the business of Surge into the U.S..  The acquisition also provided Boundless with an operating business.

Other than receiving shares in our capital stock pursuant to the voluntary share exchange, no party related to Surge Alberta received any compensation or realized any gain during the business combination. Other than any potential benefit to our existing shareholders prior to the acquisition, solely by reason of holding shares, no party related to us received any compensation or realized any gain during the business combination.  A finders fee was paid to Mr. Imtiaz Razack in the amount of 250,000 shares of our common stock and to Mr. Kennith Bray in the amount of 300,000 shares of our common stock.

Our parent company, Surge Technologies Corp. was incorporated on January 31, 2000 under the laws of the Sate of Nevada under the name Boundless Vision Incorporated.  Boundless was incorporated for the purpose of developing a business by analyzing various market factors and seeking a suitable target businesses with which to merge.  Prior to the acquisition of Surge Technologies Inc., Boundless had no substantive business operations.  In connection with the acquisition of Surge Technologies Inc., we changed our name to Surge Technologies Corp. effective November 21, 2002.   Our parent company, Surge Technologies Corp. will assume and carry out various administrative and policy making functions respecting the operations of the operating subsidiary.  The administrative functions include ensuring regulatory compliance, instructing legal, tax and accounting professionals, accounting oversight and financial management of the company and its subsidiaries, employee stock options.   The directors and management of the parent company also make strategic decisions as necessary to carry out our business plan.  Manufacturing and day to day sales activities are performed by the operating subsidiary.

From the date of incorporation to August 13, 2002, the President and Chairman of the Board of Boundless was Jaak Olesk.  From the date of incorporation to June 21, 2002, the Secretary and Treasurer of Boundless was Morena Rodriguez.  Jaak Olesk was the sole control person prior to the merger, holding 91.67% of the company's issued and outstanding common stock.  Other than the current management there were no persons other than those listed above that have acted as officers of Boundless.

From the date of incorporation to August 13, 2002, the President and Chairman of the Board of Boundless was Jaak Olesk.  From the date of incorporation to August 13, 2002, the Secretary and Treasurer of Boundless was Morena Rodriguez.

In June, 2002 the shareholders of Boundless Vision Incorporated, namely Jaak Olesk, Morena Rodriquez and Lilian Cruz sold their shares of common stock to the persons listed in the table below.  The shares represented 100% of the issued common stock of the company at the time of the transfer.

Neal King	475,000
Brad Harker	490,000
SNJ Capital Ltd.(1)	600,000
Praveen Varshney	600,000
Shelly Dunn	300,000
Jitendra Singh	535,000

(1)

SNJ Capital Ltd. is a company controlled by Sokhie Puar.

 Jaak Olesk was the sole control person prior to the sale, holding 91.67% of the company's issued and outstanding common stock.  Other than the current management there were no persons other than those listed above that have acted as officers of Boundless.

Surge Acquisition Corp. was incorporated for the purpose of merging with Surge Alberta in order to form a Nevada incorporated operating subsidiary.   As a result of the amendment to the share exchange agreement, Surge Acquisition Corp. instead will act as a holding company with its sole current assets being the shares of Surge Alberta.  The board of directors and officers of Surge Acquisition Corp. remains unchanged as a result of the acquisition and are named in the table below.  Both directors are residents of British Columbia, Canada:

Peter Sanders                President and Director

Bijay Singh                    Secretary, Treasurer and Director

Industry Overview

The design and manufacture of electrical surge protection devices for telecommunications purposes is a niche sector of the telecommunications industry.   The demand for our products is related to technological change and overall growth within the telecommunications industry.

The typical telecommunication infrastructure within North America consists of a series of telephone line and fibre optic cable networks that rely on sophisticated switches and relays.  These switches and relays are sensitive to electrical surges that may flow through telephone lines.  Electrical surges are transient increases in voltage and current that can occur from a number of causes, including lightning strikes, current from a power line that has come into contact with a telecommunications cable, lightning strikes along or nearby a network cable, induction from other proximate electrical power wires, power faults, electrostatic discharge or other electrical hazards. Preventing these electrical surge hazards from harming people, damaging expensive equipment, and causing system downtime requires the installation of reliable surge protection products throughout the network.

Surge protectors are installed at various points on the network.  These points include at local telecommunications hubs through which network conduits are routed, point of entry between a network line and an end-user commercial building or residence, and localized protection within an end-user commercial building or residence.

We currently manufacture surge protection devices for point-of entry protection of commercial and residential telecommunications lines, as well as for localized or station protection within a building.  We are also currently developing new products for protection of telecommunications hubs.

Over the last two decades, micro-chip technology and other technologies have been developed that use the telecommunications networks.  These products are significantly more sensitive to fluctuations in voltage and current than the traditional telephone.  This has reinforced the need for both primary and secondary surge protection devices that are sensitive to smaller fluctuations in voltage and current than previously required to protect traditional analog equipment.  Primary surge protection devices typically provide surge protection at the point of entry into a building.  Secondary surge protection devices are typically used within a building often in close proximity to the equipment being protected.

Presently every building and household in North America connected to a telephone line has a surge protection device in place between outside telephone lines and inside connections to telephones or computers.  In a building, surge protection devices are installed at the point of emergence of telecommunications service cables typically through an exterior wall or floor.  Accordingly, these electrical surge protection devices are aptly termed Building Entrance Terminals or BET's.  A BET has an input, output, a ground connection and one or more inputs for surge protection modules.  The capacity of any BET varies from a single telephone line to in excess of one hundred telephone lines.  The manufacture of BET's has been largely standardized throughout the industry, however various manufacturers offer products with different features, quality and characteristics.

A BET does not provide surge protection on its own, but rather requires the insertion of a surge protection module for each telecommunications line to be protected.   A surge protection module is a self contained plug-in device that is commonly referred to as a 5 pin protector module.  Accordingly, a BET with a capacity of 50 lines may have up to 50 modules plugged in, or one for each line.  A 5 pin protection module has a current input, output and a connection to ground.  In the event of an overvoltage situation, the module contains some physical material, such as a gas or solid, that allows excess voltage to be redirected to ground, thereby maintaining a relatively constant current output to the end-user equipment.  The greater the sensitivity of the end-user equipment, the more sensitive the module must be to current fluctuations.  Modules used with BET's are largely standardized throughout the industry.  The design and manufacture of 5 pin protector modules is complementary to the design and manufacture of BET's, although a manufacturer of a BET may outsource the 5 pin protector modules.

Surge protection devices are typically designed to protect surges through traditional copper wire telephone lines.  Over the last 10 years, the significant increases in voice, data and internet traffic over telecommunications lines have resulted in higher capacity fibre optic cables replacing traditional copper wire cables.  Fibre optic cables are expensive to install and accordingly are used primarily for major network conduits.  However, copper wire cables continue to be predominantly used throughout North America to connect major network conduits to end users.  Stated otherwise, copper wire technology continues to be used for the "last mile" connections between networks and businesses and households.

The continued use of copper wire technology for last mile connections combined with the increased volumes of voice, data and internet traffic over modern telecommunications networks has resulted in integration of old technology and new technology.   In order to integrate these technologies, research and development in the telecommunications industry has resulted in innovative software and hardware products being developed that can manage higher traffic volumes over the existing copper-wire infrastructure.  As a result, new technology applied to the existing copper-wire infrastructure has had the indirect effect of revitalizing copper wire communications, as well as generating a niche sector of the telecommunications industry for those suppliers that offer products that enhance the use of copper wire connections, including surge protection products.

Our Products

We design, manufacture and sell high quality electrical surge protection products.  Our products are used by telecommunications companies for primary surge protection for end-users connected to copper-wire telephone lines.  All our products are designed to protect end-user electronic equipment from temporary increases in voltage traveling through telecommunications lines.  As many of our products are based on standardized technology, our products can be integrated with similar products from other manufacturers.

The choice of an appropriate surge protection product is dependant on the number of telecommunications lines requiring protection as well as the sensitivity of the electronic equipment connected to the lines.  We have several product lines that provide a range of surge protection options based on the requirements of any particular telecommunications network and the number of telecommunication lines protected.  Our current product lines are building entrance terminals (BET's), 5 pin modules and station protectors.  These are described in more detail below.  We also manufacture customized surge protection equipment to suit specific customer requirements.

Our BET's are available in a number of configurations based on type of input and output cables and wiring used in the network, number of telecommunications lines involved, and location of installation.  Configurations include terminals that protect as few as 6 lines, to as many as 100 lines per BET.  In the 100 line configuration BET's can be connected in series to handle larger installations.  The Company has engineered a number of design and feature upgrades over BET's offered by other manufacturers, that improve the overall application, strength and ease-of-install for the field technicians. We also manufacture surge protection products that are customized to suit a specific customers needs.   This typically involves customized configurations for our BET's.

Our BET's accommodate industry standard 5 pin protection modules, which are plugged into our BET's in order to provide surge protection.  These protection modules are analogous to self-resetting fuses inserted into a fuse box.  Our 5 pin protection modules are offered in two formats, a gas tube module and a solid state module.  We manufacture the gas tube module in-house, and outsource the solid state module from Teccor Electronics Inc., our electronics production and sales partner.  Our 5 pin gas protection module provides fast reacting protection against voltage surges before they can cause damage to telecommunication networks and end-user equipment.  The gas tube provides protection against small fluctuations in voltage and current, and accordingly is suited to sensitive networks such as Digital Subscriber Lines "DSL".  The solid state protection module uses integrated semiconductor technology to provide similar protection.

We also produce station protector devices, which are an alternative form of surge protection device.  These devices are primarily located in telecommunications interface boxes that are placed between incoming and outgoing network communications.  Station protectors are used to protect smaller connections known as pair counts, such as household voice and data lines. A one pair count would include a single voice or data line.  Protectors may be designed to operate on short-duration over-voltage, long-duration over-voltage situations, or both.

We have recently brought into commercial production a patent pending multi-purpose grounding system that allows more flexibility for grounding and a higher level of protection.  This system also allows a reduction in the amount of cross talk between customer lines due to current cross-over, and provides a cost reduction in the manufacturing of the BET line of products.

The surge protection products manufactured in our facilities are covered by a six year warranty on product defects resulting from faulty workmanship or materials.

In addition to our manufactured products and the Teccor 5 Pin solid state protection module, we resell secondary surge protection products produced by Cylix Corporation in order to enhance the scope of our products.  Secondary protectors are used within an end-users building or premises, typically in close proximity to the equipment being protected, and provides additional of surge protection.  We are also a distributor of a surge protection device manufactured by Bournes Inc.  Revenues from resales of Cylix and Bournes products represents approximately 2% of our overall sales on an ongoing basis.

New Products

In order to take advantage of potential market opportunities, as well as to keep pace with changes in the telecommunications industry, we are continuously reviewing additional product offerings. We have two engineers allocated to research and development on a full-time basis. Other engineers in the company all work on product development on an as needed basis.  We recorded research and development expenses of $27,947 for our financial year ended March 31, 2003, and $6,784 for our financial year ended March 31, 2002.  These amounts do not include salaries paid to staff working on research and development.  The areas of new product development we are in the process of designing are:

Central Office Unit (Foreign and North American models): The central office is considered as the first line of defence in the telecommunication circuit. The signal that enters a telephone unit originates at the central office of a telecommunications provider.  This requires a multi-pair block which provides over-voltage protection for that circuit.  This is an ongoing project that has been in the design stage for the last 6 months. We are now in the process of constructing a rapid prototype. Upon final testing being successful, we anticipate that production should commence in September of 2003.

Customer premise unit:  Allows for quick and easy installation up to and including six lines where a "Building Entrance Terminal" is considered to be larger than what is required for the application. We are in the process of designing a multi-use customer premise unit, which may also have other applications such as metering or small monitoring equipment for power utilities as well as telecommunications. This product is currently at Underwriters Laboratory for evaluation. Results are expected by May of 2003. We expect to market this product by July 2003.

Two Pair customer premise enclosure:  A small customer premise unit which contains up to two protection modules (station protector type for voice or data lines).  This is a small pair count unit geared towards off shore sales as most North American telephone companies utilize a fuller sized Network Interface Device to include up to 6 lines of service. The design stage of this project is complete and has been submitted for quotation to plastic injection moulding companies. We anticipate being able to market this product in early to mid 2004.

IDC Station Protector:  Insulation Displacement Connector which we are incorporating into our Station Protector is a quick connect system that does not require a tool  for connection. These protection devices are primarily located inside a Network Interface Device "NID" box and are mainly used to protect smaller pair counts such as household voice and data lines. This method will be the preferred choice for future installations as many systems operate on a higher voltage, previously the contacts on these types of devices were exposed, the IDC connection method will limit the exposure for the installation personnel.  This is a unit being developed to replace the standard 356 type station protectors.  While it's main advantage is that it will provide a tool-less connection for ease of installation, it also provides additional safety for service personal who have to work on high-voltage systems.  We have solicited interest from regional telephone operating companies for this style of product and are working through an established distribution network to secure sales for this unit.  This unit is currently in the prototype stage and due to the complexity of design we anticipate a lengthy development period.  We would not anticipate bringing this product to market until early to mid 2004.

Hybrid Solid State-Gas Tube Protection Module:  Combination Solid State (fast reacting, time is actually measured in nano-seconds) and conventional gas tube, which is better known for high current carrying capabilities. The solid state portion of this device reacts to a transient voltage quicker than the conventional gas tube technology, however if the current  carrying capability of the solid state device is exceeded then the gas tube will take over and continue to shunt (to ground) the transient voltage.  This product is currently under development and is scheduled to be commercially available by late 2003.

Cable, DSL and Fibre Optic:  While our existing product line supports the copper wire infrastructure of the telecommunications industry, we are also planning and researching new products to provide protection for low voltage digital transmissions (DSL) as well as enclosure products for conversion of fibre optic to copper for last mile installation .  We believe these planned products will be of interest to our established customer groups and distributors, and represent areas of potential growth within our industry sector.  We are currently in the planning and researching stage, and no product prototypes have been developed.  We do not currently have a schedule in place for the development or release of this proposed product line.

Production

We manufacture our Building Entrance Terminals, 5 pin gas protection modules and station protectors at our production facility located in Calgary, Alberta.  We incorporate into some of our BET's 5 pin solid state protection modules manufactured by Teccor Electronics Inc. a major electronics manufacturer.  These products are sold as a packaged product, and we do not sell the Teccor 5 pin module separately from our BET's.

We also resell secondary protectors from Cylix Corporation, and surge protection devices produced by Bournes Inc. We incorporate gas discharge tubes manufactured by Bournes Inc. into our 5 pin gas protector modules. Our production and manufacturing is contained in a 10,000 square foot facility attached to our corporate offices.  Sales of products from Bournes Inc. and Cylix Corporation represents approximately 2% of total sales on an ongoing basis.

The Market and Marketing Plan

Our current market is primarily North America, however we are expanding our marketing and sales channels  internationally.  Every commercial and residential complex in North America where telephone services exist is protected by a primary electrical surge protection device.   We recognize three customer groups that we market our current product lines to, and that we expect to market any future products that we may offer.  These groups are summarized as follows:

•

Local Exchange Carriers:  In Canada includes TELUS, Bell Canada and various other Telecoms.  The Canadian marketplace for the telecommunications industry accounts for approximately 10% of the total North American marketplace.  In the United States these carriers include Verizon, Quest, Bell South and other regional Bell Operation Companies which represent approximately 65%-70% of the access lines in the United States.

•

Competitive Local Exchange Carrier's:  Since deregulation of the telecom markets, a number of niche companies have entered the market with a combined market share of 30% to 35% of the U.S. market, and a smaller percentage of the Canadian market.

•

Distributors and Distribution Networks:  These are generally used to sell smaller product orders to Competitive Local Exchange Carrier's and other contractors.

Distribution and Sales

The majority of our sales are as a result of direct marketing to the corporate customer.  These customers are  identified by our marketing department. In the case of a telephone company, products are submitted to the engineering department and upon approval, a request for proposal is provided to select vendors for response.  We estimate that 50% of our business is as a result of direct marketing.  The direct marketing approach has resulted in a supply contract with TELUS Communications Inc., a national telecommunications company in Canada that currently maintains approximately 5 million telephone access lines.  Currently sales of our products to TELUS represents approximately 60% of our over-all sales.  Our contract with TELUS is for the provision of BET's and protector products through February 28, 2006, and may be renewed on a yearly basis for three years thereafter.  Pursuant to the terms of the contract sales are based on purchase orders delivered by TELUS based on their periodic requirements.  Anticipated sales are based on yearly price and supply forecasts by TELUS, however there is no minimum purchase obligation on the part of TELUS.  The contract is also non-exclusive.  Pricing of our product is fixed for a three year period, although we may request amended pricing after the initial contract year in circumstances where our production costs are higher.  Payment is received by us 30 days after delivery of the invoice to TELUS.  The contract was initially entered into in May of 2002, and amended in December of 2002  Prior to entering into this contract, we supplied our product to TELUS through Teccor Electronics Inc., which had a supply agreement with TELUS since April of 2000.

We also utilize US and Canadian distributors of telecommunications products.  This is a more cost-effective method of distribution at the present-time, rather than creating, training and deploying a national and international sales force.  We currently have distribution relationships with a number of distributors, as well as a number of agency agreements with telecommunications manufacturers and wholesalers, in Canada and the United States.  Our current non-U.S. contract orders are mainly spot orders from distributors for use by competitive local exchange carriers and contractors.  These orders are received on a steady basis. Our primary U.S. based distributor is Teccor Electronics Inc. We have a distribution agreement with Teccor to distribute their 5 pin solid state modules exclusively in Canada and to use their 5 pin solid state module in our products. We do not have a distribution contract with Teccor for the sale of our products and orders are made by purchase order from Teccor on an as needed basis.

In conjunction with Teccor we have manufactured a series of products, incorporating their 5 pin solid state module, exclusively for distribution to US customers. We currently do not have a direct contract with any U.S. local exchange carriers, however we indirectly supply manufactured products to the U.S. local exchange carrier market through our distribution channels.  Due to provisions in our confidentiality agreement with our primary distributor, in most cases the names of the purchasers are not disclosed to us. Sales of our product by Teccor represents approximately 10% of our overall sales.   With our relationship with Teccor, we were able to renew our contract with TELUS for the supply of BET's and our protection modules for an additional three years.  Teccor is the supplier of the solid state 5 pin protection modules used in some of our BET's sold to TELUS which is a critical component of some the BET's ordered by TELUS.  Our contract with TELUS represents sales of approximately CDN$2,300,000 per year over three years, or 60% of our total sales.

We also have a standard general distribution agreement with Congress Communications Inc., a U.S. distributor of our products.  Sales through Congress represent approximately 10% of our overall sales.

Approximately 70% of our sales are made to Canadian and 30% to U.S. customers.  We are expanding our marketing into foreign markets, however we currently do not have any significant purchase orders.

Advertising

Our major forms of advertising are product brochures and the corporate website.  Our marketing plan places most of its emphasis on developing brand recognition by targeting supply agreements with large telecom companies and distributors.  Our U.S. distributors also use industry magazines to advertise and promote our products.

Trade Shows

We currently attend three industry specific trade shows per year. This number may decrease in the following fiscal year. We have experienced that the marginal dollar benefit of trade show participation is less than other promotional media (print ad, direct mail, etc.). Therefore, we intend to be very selective in the trade shows we attend. Our focus will be distributor and dealer targeted shows rather than end user shows.

Pricing Strategy

Our production facility is in Canada which provides us with a competitive advantage due to the favourable exchange rate currently experienced with the U.S. dollar.  The current exchange rates permits us to manufacture our products at lower cost than the majority of our U.S. counterparts.  The North American Free Trade Agreement has removed tariffs on cross border sales for many Canadian manufactured goods.

Competition

Sales of our product are made through distributors and competitive bidding directly to telecommunications companies.  The competitive bid process for surge protection equipment in the telecommunications industry is comparable to the process in the construction industry, where similar products and services can be supplied by a number of suppliers.  In the telecommunications industry, a company must establish itself as a qualified supplier to the potential customer.  This requires meeting or exceeding product engineering specifications established by the customer, as well as obtaining product standards approvals such as Underwriters Laboratory and or Canadian Standards Association.  Upon receiving the necessary approvals and meeting customer criteria the supplier submits a bid to a potential customer.

As there are a number of qualified suppliers that manufacture products that are generic in form and function, price, quality of product and effective ability to deliver product are the principal competitive factors.  For example, we believe our status as qualified supplier with TELUS Corporation in Canada is due to our price competitiveness, design capabilities, and shorter than industry standard lead times.  The same evaluative criteria are used by most local exchange carriers, however the success of a bid may be limited by the design and manufacture of products were they may not meet the specific application requirements  of any one carrier.

We believe our ability to effectively compete within the industry and build market share involves the production of quality products at competitive prices, as well as establishing ourselves as constantly and continuously meeting and exceeding the delivery, quality, and service performance criteria specified.  We rely on our ability to quickly research, design, test, obtain approvals, manufacture and sell into a product market.  Our products are positioned in the market as robust and high quality products in relation to lower quality and cheaper products by foreign manufacturers.   In markets where the penetration costs are too great and would be a drain on the current resources, our business plan is to act as supplier for some telecommunications companies that could otherwise be considered competitors.

Our competitive advantage in the U.S. market combines our above-mentioned attributes with a favorable exchange rate between the Canadian dollar and the U.S. dollar.   Our marketing in the U.S. is primarily conducted through our U.S. distribution channel.

There are several competitors within this niche sector.  Competitors make similar products with similar uses and capabilities which are typically based on industry wide standards.  Surge does however use proprietary technologies for the design of its products. We believe we have a competitive advantage over some of our larger competitors due to the ability to quickly research, design, test, obtain UL approvals, manufacture and sell into a product market. We believe the large integrated multi-national competitors cannot react quickly or deliver smaller custom orders.

Government Regulation

All Surge products are approved for Underwriters Listing "UL" and Canadian Underwriters Listing "CUL" where required by law.  We are also currently in the process of having our equipment approved by Rural Utilities Service  "RUS".

Employees

Surge Technologies Inc. employs 13 full staff and 3 part-time staff at its manufacturing facility in Calgary, Alberta.

Additional Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any reports, statements or other information on file at the SEC's Public Reference Room at 450 5th Street, N.W. Judiciary Plaza, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy statements and other information on which we file electronically with the SEC. The SEC's website is located at http://www.sec.gov

ITEM 2:  DESCRIPTION OF PROPERTY

Property

Our executive office and manufacturing facility is located in Calgary, Alberta, where we currently lease 16,000 square feet. We lease this space under an industry standard operating lease with a term expiring June 30, 2007 renewable at the option of Surge Technologies Inc. Current monthly lease obligations are $7,374.58. All parties to the lease are unrelated. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

Intellectual Property

We will rely on a combination of patent laws trade secret laws, non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to our electrical surge protection products and other Surge products. We have contractual rights with respect to registered North American trademarks and Trade names including the following: our Surge logo, Surge Technologies Inc., SurgeTech and Barmac. We have registered the following active Internet domain name www.surgetech.com.

We have filed the following patent application:  U.S. Patent Application Number 09/690,165, owned by Surge Technologies Inc. and filed October 16, 2000 covering "Apparatus for Providing a Ground to Telecommunications Equipment".  We are also in the process of finalizing draft patents to be filed in Canada and the U.S. on the following:  Stations Protector (standard) device; Stations Protector (IDC) device; Category 5 designs and Interlocking  IDC Block.

Our standard employment agreements and license agreements contain provisions that protect the confidentiality of our proprietary property.  All our employees and sales agents are required to sign these agreements prior to their employment or engagement.

To date we have not received notification that our services or products infringe the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent services will not be marketed in competition with our services, thereby substantially reducing the value of our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

ITEM 3:  LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Sale of Unregistered Securities

Within the past three years we have issued and sold the following securities without registration.

On February 29, 2000 we issued 1,500,000 shares of our common stock to our founder Jaak Olesk, and then Chairman of the Board of Directors and President at $0.001 per share for aggregate proceeds of $1,500.  The shares were issued pursuant to the exemption from registration under section 4(2) of the Securities Act of 1933 as the sale was made to a director and co-founder of the company and as such did not involve any public offering.  The transaction would have also qualified under the exemption from registration provided by Rule 506 of Regulation D as the investor falls within the definition of an accredited investor by reason of his office as director and executive officer of the issuing company. The shares were restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On February 29, 2000 we issued a total of 750,000 shares of our common stock for services performed.  Jaak Olesk, then Chairman of the Board of Directors and President received 500,000 shares of common stock for consulting, accounting, legal and advisory services.  Morena Rodriguez, then Director, Secretary and Treasurer, received 150,000 shares of common stock for administrative and secretarial services.  Lilian Cruz also received 100,000 shares of common stock for administrative and secretarial services.  The shares were issued pursuant to the exemption from registration under section 4(2) of the Securities Act of 1933 as in the case of Mr. Olesk and Ms. Rodriguez, the sale as the sale was made to the directors and co-founders of the company, and in the case of Ms. Cruz, a person in a close relationship to the issuer, and as such did not involve any public offering.  The investment by Mr. Olesk and Ms. Rodriguez would have also qualified under exemption from registration provided by Rule 506 of Regulation D, as the investors fall within the definition of an accredited investor by reason of their office as directors and executive officers of the issuing company.  The investment by Ms. Cruz may also qualified under Rule 701 as the shares were issued in connection with administrative and secretarial services provided by Ms. Cruz, and the fact that the company was not reporting at the time the shares were issued. The shares were issued as restricted pursuant to Rule 144 promulgated under the Securities Act of 1933, notwithstanding the available exemptions.

On November 25, 2000 we issued 750,000 shares of our common stock to Jaak Olesk for services rendered in advising the company on corporate and regulatory matters. The shares were issued pursuant to the exemption from registration under section 4(2) of the Securities Act of 1933 as the sale was made to a director and co-founder of the company and as such did not involve any public offering.  The transaction would have also qualified under the exemption from registration provided by Rule 506 of Regulation D as the investor falls within the definition of an accredited investor by reason of his office as director and executive officer of the issuing company. The shares were restricted pursuant to Rule 144 promulgated under the Securities Act of 1933.

On September 3, 2002 we issued 12,000,000 common shares to thirty-five shareholders of Surge Technologies Inc. pursuant to a plan of share exchange dated September 3, 2002, as amended November 7, 2002, whereby we acquired all of the issued and outstanding share capital of Surge Technologies Inc. The shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933.  In particular, Section 903(a) and (b)(3) of Regulation S are applicable to the transaction as the offer and sale was not made to any person in the United States and at the time of the offer and sale each such person was reasonably believed to be physically outside of the United States.  In addition, no directed selling efforts were made into the United States by us or any person acting on our behalf and each purchaser certified to us that they were not a U.S. person and were not purchasing the securities for the account or benefit of a U.S. person..  The shares are subject to restrictions on resale pursuant to the provisions of Rule 903(b)(3) of Regulation S and the provisions of Rule 144 promulgated under the Securities Act of 1933, and the certificates representing the shares were issued with a restrictive legend denoting the restrictions.  The following table sets out the names and share amounts of the shareholders.

Name & Address	Number of Shares

Gord McPhedran	2,059,754
Frank Remai	210,525
Laurence Ray	20,000
Larry O'Keefe	10,500
Jack Barbier	2,057,829
Gary Kuramoto	115,000
Jagjeet Manhas	20,000
Michael Feduk	10,000
Dale Olmstead	2,061,273
Kevin Zwack	276,171
Harj Manhas	1,574,862
James McPhedran	278,179
United Interface Devices Ltd.	12,000
Ben Hubert	25,000
Maria Jorge	3,587
Donna Byman	275,310
Julius Farkus	25,000
Roy Nachtigall	1,435
Shane Wright	1,435
Secura Investments Inc.	2,906,301
Joe Jorge	9,787
Derrek Enger	4,304
Marilyn Olmstead	5,739
Nelia De Castro	1,435
Shannon Nell	2,582
Maria Pavao	1,435
Jose Raposo	2,869
Johan Nell	1,722
Sarah Nachtigall	4,590
Carlos Miguens	1,435
Henry Nachtigall	2,582
Sandy Jorge	1,578
Doug Nachtigall	1,435
Julius Farkus	7,173
William Thomson	7,173

On September 3, 2002 we issued 550,000 shares to two individuals, Mr. Imtiaz Razack in the amount of 250,000 and Mr. Kennith Bray in the amount of 300,000, as a finder's fee in connection with the acquisition of Surge Technologies Inc.  The shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933.  In particular, Section 903(a) and (b)(3) of Regulation S are applicable to the transaction as the offer and sale was not made to any person in the United States and at the time of the offer and sale each such person was reasonably believed to be physically outside of the United States.  In addition, no directed selling efforts were made into the United States by us or any person acting on our behalf and each purchaser certified to us that they were not a U.S. person and were not purchasing the securities for the account or benefit of a U.S. person.  Neither purchaser is a registered broker-dealer under the Securities Exchange Act of 1934.  The shares are subject to restrictions on resale pursuant to the provisions of Rule 903(b)(3) of Regulation S and the provisions of Rule 144 promulgated under the Securities Act of 1933, and the certificates representing the shares were issued with a restrictive legend denoting the restrictions.

On January 10, 2003, we issued 907,352 common shares to 20 accredited investors under Regulation S, at a price of $0.25 per share for proceeds to the Company of $226,838. The price per share was determined by management based on the stage of development of the company. The shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933.  In particular, Section 903(a) and (b)(3) of Regulation S are applicable to the transaction as the offer and sale was not made to any person in the United States and at the time of the offer and sale each such person was reasonably believed to be physically outside of the United States.  In addition, no directed selling efforts were made into the United States by us or any person acting on our behalf and each purchaser certified to us that they were not a U.S. person and were not purchasing the securities for the account or benefit of a U.S. person.  The shares are subject to restrictions on resale pursuant to the provisions of Rule 903(b)(3) of Regulation S and the provisions of Rule 144 promulgated under the Securities Act of 1933, and the certificates representing the shares were issued with a restrictive legend denoting the restrictions.  The following table lists the names of the investors and the shares purchased.

Name of Investor	Number of Shares

SNJ Capital Ltd.	88,000
Manu Naran	100,152
Bryce Stephens	20,000
Hari Varshney	228,000
Randall Walrond	20,000
Charles Barstow	25,100
Myron MCCullough	25,100
Anthony Polegato	20,000
Naddine Bahadoorsingh	36,000
Jitendra Singh	40,000
FIC Investment Ltd	80,000
Parm Dhinjal	20,000
Harinder Jassal	20,000
Larry Payne	125,000
Richard Lau	60,000

On January 10, 2003, we issued 104,000 common shares at a deemed price of $0.25 per share to SNJ Capital Ltd., in lieu of cash payment, as a finders fee in connection with the sale of the shares to some of the investors listed above. The shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933.  In particular, Section 903(a) and (b)(3) of Regulation S are applicable to the transaction as the offer and sale was not made to a person in the United States and at the time of the offer and sale such person was reasonably believed to be physically outside of the United States.  In addition, no directed selling efforts were made into the United States by us or any person acting on our behalf and the purchaser certified to us that they were not a U.S. person and were not purchasing the securities for the account or benefit of a U.S. person..  The purchaser is not a registered broker-dealer under the Securities Exchange Act of 1934. The shares are subject to restrictions on resale pursuant to the provisions of Rule 903(b)(3) of Regulation S and the provisions of Rule 144 promulgated under the Securities Act of 1933, and the certificates representing the shares were issued with a restrictive legend denoting the restrictions.

ITEM 6:  MANAGEMENT DISCUSSION AND ANALYSIS

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Overview

The substantive operations of our business are conducted by our subsidiary, while the parent company provides certain administrative and strategic decision making functions. Our wholly owned subsidiary Surge Technologies Inc., incorporated in 1998, designs manufactures and sells a number of generic and custom application electrical surge protection devices.  Our current product line consists of a variety of configurations of Building Entrance Terminals, two five pin surge protection modules, and a station surge protection device. Our products are sold to telecommunications companies throughout North America.  For the fiscal year ended March 31, 2003, approximately 27% of our sales were to U.S. customers, and 73% to Canadian customers.  We are also developing new products in order to expand our product lines and to keep pace with changes in telecommunications technology.

Results of Operations

For the year ended March 31, 2003 as compared to March 31, 2002

Revenues for the 12 months ended March 31, 2003 were $1,569,701 approximately a 2% decline from the corresponding 12 month period ended March 31, 2002 of revenues of $1,602,441.

The cost of goods sold as a percentage of sales was 84.9% for the period ended March 31, 2003, approximately the same, when compared to the period ended March 31, 2001 when the percentage was 84%.

Gross profit for the 12 months ended March 31, 2003 decreased by 7.3% to $237,626 from $256,306 for the 12 months ended March 31, 2002.  This decrease was the result of a combination of a decrease in sales, an increase in cost of sales and a lower profit margin in Candadian customers to the customer sales mix.

Operating, general and administrative expenses increased to $795,807 for the period ended March 31, 2003 from $552,909 for the period ended March 31, 2002 representing a 44% increase year over year.  This increase resulted from a one time consulting fee of $81,000 associated with the acquisition of Surge Technologies Corp. and costs associated with filing of our registration statement on form SB2.

For the year ended March 31, 2003 we had a working capital deficit of $233,115 and a shareholders deficiency of $376,681 as compared to the previous year ended March 31, 2002 of a working capital deficiency of $193,774 and a shareholders deficiency of $306,856.

For the year ended March 31, 2003 we had a net income loss of $431,881 as compared to the previous year ended December 31, 2002 of a net income loss of $296,603. The loss for the year 2003 included a one-time expensing of $81,000 associated with the reorganization of the Company.

Liquidity and Capital Resources

We do not have an operating line of credit or a term loan from a financial institution consequently bank indebtedness at March 31, 2003 and September 30, 2002 is nil.  We did have monies on deposit of $16,847 on March 31, 2003 and $1,093 on March 30, 2002.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a loss of $431,881for the year ended March 31, 2003 and a loss of $296,603 for the year ended March 31, 2002 and had a working capital deficit of $ 233,115 at March 31, 2003 and $193,773 at March 31, 2002.

Investing activities consist of the acquisition of property and equipment and a loan to a third party in anticipation of a joint venture with that party. For the year ended March 31, 2003 we invested $31,956 in property and equipment. For the same period ending March 31, 2002 we invested $25,580 in property and equipment. We provided a loan to a third party in the amount of $10,000 in anticipation of the establishment of a joint venture with the third party. The loan bears interest at 10% per annum, is unsecured and due on demand.

We have funded business operations from product sales, equity investment, loans from related parties and working capital. Operations were funded through issue of share capital for cash in the amount of $265,547, shares issued for debt in the amount of 54,838, shares issued for services in the amount of $88,742 and loans from related parties of $80,000 US dollars and $45,000 CDN dollars for the year ended March 31, 2003. The loans carry a term of one year and accrue interest at 10% annually. The loans are summarized in the following table:

Name                        Relationship to                  Nature of Interest                        Amount

                                       Issuer                           in Transaction                US $            CDN $

Praveen Varshney

Shareholder

  creditor

$30,000

Peter Sanders

Director

  creditor

$15,000

SNJ Capital Ltd(1)

Shareholder

  creditor

$10,000

Sokhie Puar

Shareholder

  creditor

$35,000

Bijay Singh

Director

  creditor

$10,000

Jarvis Kosowan

Associate of Dale Olmstead        creditor

$25,000

(1)

A company controlled by Sokhie Puar

Subsequent to March 31, 2003 and for the period ending June 30, 2003 we received $75,000 CDN and $60,000 US by way of loans from related parties. The loans carry a term of one year and accrue interest at 10% annually. The loans are summarized in the following table:

Name                        Relationship to                  Nature of Interest                        Amount

                                       Issuer                           in Transaction                US $            CDN $

Praveen Varshney

Shareholder

  creditor

$25,000

Devendra Singh

Relative of Bijay Singh

  creditor

$15,000

Jarvis Kosowan

Creditor

  creditor

$25,000

$35,000

Raymond Lau

Associate of Harj Manhas           creditor

$10,000

Larry Payne

Shareholder

  creditor

$25,000

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

Our cash requirements for the next twelve months requires additional funds of $20,000 per month  for us to maintain our current operations and continued growth. Without these additional funds we can maintain our current operations for approximately four to six months. To date additional funds have been secured through equity financings and shareholder loans. If the company is unable to secure additional funds management will need to curtail operations, liquidate assets, seek funding at less favourable term and/or pursue other remedial measures.

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

Sales and Marketing

$100,000

Research and Development

$150,000

Moulds

$200,000

Tooling

$  50,000

Inventory

$  50,000

Working Capital

$200,000

Total:                                       $750,000

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

Our material commitments as at March 31, 2003 are a supply agreement with a major national Canadian telecommunications provider, our lease for our building premises and management contracts with senior employees.  The annual base rent payment for the next 12 months is $62,346. This includes the basic rent payments, production and warehouse premises.

The Company has entered into four separate contracts with various senior employees each providing for an annual salary of $40,876 for two year terms ending March 31, 2004.

The Company has entered into an employment contract with a senior employee providing for an annual salary of $36,449 for two year term ending March 31, 2004.

There are no known trends or uncertainties that will have a material impact on revenue.

Critical  Accounting  Policies

Our critical accounting policies include the following:

Impairment  of  Long-Lived  Assets

We make periodic reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Under Statement  of  Financial Accounting Standard ("SFAS") No. 121, an impairment loss would be recognized when estimates of undiscounted  future  cash flows expected to result from the use of an asset and its  eventual disposition are less than its carrying amount.  An impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.  No such impairment losses have been identified by us for year ended December 31, 2003 and for the years ended March 31, 2002 and 2001.

Revenue  Recognition

Revenue from the sale of our electrical surge devices is recognized when product is sold, title passes to the purchaser and cost thereof is removed from inventory.  Revenues that have been prepaid or invoiced but do not yet qualify for recognition under our policies are reflected as deferred revenues.

Inventory

Inventory of raw materials and supplies are valued at the lower of actual cost and replacement cost. Inventory of work in process and finished goods are valued at the lower of cost and net realizable value.

Contractual Cash Obligations

We have entered into agreements for the lease of office premises as at March 31, 2003. As at March 31, 2003, contractual cash obligations (lease and premises) for the years ending after March 31, 2003 are as follows:

2004

$64,032

2005

$66,110

2006

$69,531

1

   $68,279

2

   $17,458

The above includes the basic rent payments for new lease agreement of office, production and warehouse premises entered into by us, commencing July 1, 2002 and ending June 30, 2007.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets.  These standards require all future business combinations to be accounted for using the purchase method of accounting.  Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.  We are required to adopt SFAS No. 141 and 142 on a prospective basis as of September 30, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to September 30, 2002.  The adoption of SFAS No.141 and SFAS No.142 did not have a material impact on our financial position, results of operations and cash flows in 2002.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale.  The statement also supersedes certain provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required.  As required by SFAS No. 144, we will adopt this new statement on April 1, 2003.  We are currently evaluating this statement but do not expect that it will have a material impact on its financial position, results of operations or cash flows.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We do not expect SFAS No. 145 to have a material impact on our results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred.  Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred.  As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, we do not expect the adoption of this statement to have a material impact on our financial statements.

ITEM 7:  FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    AND ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE ACT.

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of March 31st, 2003 are set forth in the table below. Each of the directors of Surge Technologies Corp. will serve until the next annual meeting of shareholders or until his successor is elected and qualified.  We have also identified the directors and key officers of our operating subsidiary, Surge Technologies Inc.

Name and Position	Company in which Position(s) held	Address	Age
Gordon McPhedran President, Chief Executive Officer Director	Surge Technologies Inc. Surge Technologies Corp.	Redwood Meadows, Alberta Canada	47
Harj Manhas Vice President Corporate Finance Director	Surge Technologies Inc. Surge Technologies Corp.	Calgary, Alberta Canada	34
Thom Eggertson Chief Financial Officer	Surge Technologies Corp. Surge Technologies Inc.	Calgary, Alberta Canada	48
Dale Olmstead Vice President Operations (Surge Technologies Inc. only), Director	Surge Technologies Inc. Surge Technologies Corp.	Carbon, Alberta Canada	40
Peter Sanders Director	Surge Technologies Corp. Surge Acquisition Corp.	Langley, British Columbia Canada	33
Jack Barbier Vice President Engineering Director	Surge Technologies Inc.	Calgary, Alberta Canada	47
Bijay Singh Secretary Director	Surge Technologies Corp. Surge Acquisition Corp.	Surrey, British Columbia Canada	29

Each of our officers and the officers of our subsidiary, Surge Technologies Inc,, allocates their time to our business on a full-time basis, with the exception of our Chief Financial Officer and corporate Secretary who allocate a minimum of 20% of their time each to our business on an as required basis.  Harj Manhas, our Vice President of Finance and Director, allocates less than 5% of his time as Vice President and Director of Secura Investments Inc., an investment company that provides capital for start-up stage businesses.

Business Experience

The following is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Gordon McPhedran - is the President, Chief Executive Officer and director of Surge Technologies Corp. He has served as an officer and director of Surge Technologies Corp. since September 24, 2002.  He also serves as President, Chief Executive Officer and a director of our subsidiary, Surge Technologies Inc., and has held these offices since March 31, 2001.  From December 3, 1998 to March 31, 2001 he was President, Chief Executive Officer and Director of Barmac & Associates Inc., the predecessor to Surge Technologies Inc.  From 1985 to 1998 he was a founder and Vice President Sales and Marketing for Circa Enterprises Inc. a telecom network protection device manufacturing company.

Harj Manhas - is Vice President of Corporate Finance and director of Surge Technologies Corp. He has served as an officer and director of Surge Technologies Corp. since September 24, 2002.  He also serves as Vice President of Corporate Finance and a director of our subsidiary, Surge Technologies Inc., and has held these offices since December of 1998.  Harj was Vice President and Director of Secura Investments Inc., an investment company that provides capital for start-up stage businesses, from April 1997 to present.  Prior to this he was Vice President and Director of Advanced Vision Systems Inc. of Calgary, Alberta, a quality control and quality assurance software company.  He served in this capacity from 1996 to 1998. From 1995 to 1997 he was Vice President and Director of Imaging Dynamics Corporation of Calgary, Alberta.

Thom Eggertson - is the Chief Financial Officer of Surge Technologies Inc. and Surge Technologies Corp.  He has served in this capacity since January 1999. From 1993 to 1999 he was Vice president of Finance for WIC Television, which owned four popular television stations and related operations (subsequently acquired by Shaw Cable), located in Calgary Alberta. Prior to this from 1989 to 1993, he was Supervisor, Treasury Planning for Canadian Utilities Limited, a distributor of Natural Gas and electrical power.

Dale Olmstead - is a Director of Surge Technologies Corp.  He has served as a director of Surge Technologies Corp. since September 24, 2002 for Surge Technologies Inc., and since September 24, 2002 for Surge Technologies Corp.  He also serves as Vice President of Operations and director of our subsidiary, Surge Technologies Inc., since December 3, 1998. From 1987 to 1998 he was a Purchasing Manager/Production Facility Manager for Circa Enterprises Inc. of Calgary Alberta, a company that provides and manufactures telecommunication network protection devices for various telecommunication companies.

Peter Sanders - is a director of both Surge Technologies Corp and Surge Acquisition Corp.  He has served as director of both companies since August 2002.  From 1990 to 1997 Peter worked in the automotive sector in the area of marketing, leasing and sales for a large automotive dealer, Signature Lincoln Mercury. In 1997 he changed his focus to the public markets in the area of corporate finance. After providing corporate finance services to several public companies he started his own consulting firm, Volsan Business Consulting Inc., in January 2000.  From January 2000 to present he has worked with public companies, Smartsources.com, MyCityMarkets.com and Capital Alliance Group, providing services in corporate finance, public relations and investor relations. These services included working with management in securing funding, organizing shareholder presentations, broker presentations, road shows and communicating with shareholders.

Jack Barbier - is a director and Vice President of Engineering of our subsidiary, Surge Technologies Inc., where he has served since March 31, 2001.   From 1998 to 2001 he held the same offices in Barmac & Associates Inc., a predecessor to our subsidiary.  From 1985 to 1998 he was a founder of and responsible for engineering and technical support for Circa Enterprises Inc. of Calgary, Alberta, a telecom network protection device manufacturer.

Bijay Singh - is a director of both Surge Technologies Corp and Surge Acquisition Corp.  He has served as corporate secretary and a director of both companies since August 13, 2002.  From June of 2001 to present he has served as a consultant for a private investment banking company SNJ Capital Ltd. From 1999 to 2001 Bijay worked with the Gujral Group, a private investment banking group, as Manager of Business Development. In this capacity he  provided services in the area of corporate finance, product and business development, corporate negotiations/relations and co-ordinating public relations and investor relations. Prior to this he was a Certified Financial Planner for a period of five years with PFSL Investments Ltd, a mutual funds and life insurance dealer providing services in the area of money management, retirement savings plans, and life insurance plans for both individuals and groups. As a Certified Financial Planner he provided services in the areas of money management and budgeting, retirement planning and education savings planning.

Employment Contracts and Change in Control Agreements

Gordon McPhedran - President and Chief Executive Officer. On April 1, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Gordon McPhedran, pursuant to which Mr. McPhedran serves as our President and Chief Executive Officer.  The agreement provides for an annual salary of $60,000 in Canadian currency, and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors.  A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. McPhedran's agreement is for a two-year term after which it may be renewed at his option.

Dale Olmstead - Vice President of Operations of our subsidiary. On April 1, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Dale Olmstead, pursuant to which Mr. Olmstead serves as our Vice President of Operations.  The agreement provides for an annual salary of $60,000 in Canadian currency, and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors. A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. Olmstead's agreement is for a two-year term after which it may be renewed at his option.

Jack Barbier - Vice President of Engineering of our subsidiary.  On April 1st, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Jack Barbier, pursuant to which Mr. Barbier serves as our Vice President of Engineering. The agreement provides for an annual salary of $60,000 Canadian currency and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors. A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. Barbier's agreement is for a two-year term after which it may be renewed at his option.

Harj Manhas - Vice President of Corporate Finance. On April 1, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Harj Manhas, pursuant to which Mr. Manhas serves as our Vice President of Corporate Finance.  The agreement provides for an annual salary of $60,000 Canadian currency and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors.  A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. Manhas's agreement is for a two-year term after which it may be renewed at his option.

Involvement in Certain Legal Proceedings

In September of 1998, Mr. Harj Manhas, Vice President of Corporate Finance reached a settlement with the Alberta Securities Commission (ASC) respecting a breach of the Alberta Securities Act, which occurred between March 10, 1997 and April 15, 1997.  During that period, Real Market Networks Inc., RMN, retained Mr. Manhas, to provide corporate finance services in co-ordinating and advancing the company to go public by way of a stock exchange listed Blind Pool Company.  The settlement stated that Mr. Manhas, in soliciting and providing information to investors, traded in securities of RMN without being registered and where no exemptions were available, contrary to the Alberta Securities Act.  The settlement provided for a two month trading suspension and a $1,000 CDN penalty.

ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to us and to our subsidiary, Surge Technologies Inc., in all capacities during the last three fiscal years ended March 31by our President and Chief Executive Officer (the "Named Officer"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year ended March 31	Salary(1)	Other	Stock Awards	Securities Underlying Options/SAR's
Gordon McPhedran President & CEO	2001 2002 2003	$23,198 $26,017 $36,395	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

Converted from Canadian dollars using exchange rates of $0.66 U.S. dollar per Canadian dollar for 2001, $0.67 for 2002 and $0.68 for 2003.

Option Grants in Last Fiscal Year

There were no options granted to the Named Officer during the fiscal year ended March 31, 2003.

Director Compensation

No compensation was paid to directors for services rendered as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2003 by (a) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (b) each of our Directors; and (c) all our directors and officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Gordon McPhedran, President and Director 37 Redwood Meadow Drive Redwood Meadows, Alberta	2,059,754	12.4%
Jack Barbier, VP Engineering of Subsidiary 50, McKenzie Lake Manor Calgary, Alberta	2,057,829	12.4%
Dale Olmstead, Director and VP Operations of Subsidiary P.O. Box 509 Carbon, Alberta	2,061,273	12.4%
Harj Manhas (1), Director, VP Corp. Finance 120 Inglewood Cove SE Calgary, Alberta	1,574,862	9.5%
Secura Investments Inc.(2) #8, 2180 Pegasus Way NE Calgary, Alberta	2,906,301	17.5%
All officers and directors (4 persons)	7,753,716	46.8%

(1)

 Harj Manhas is also an officer and director of Secura Investments Inc. and has an 8.2% holding therein.

(2)

A company controlled by Walter Viveiros.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

Other than as noted below, we have not been party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Secura Investments Inc., an investment company which holds over 5% of our issued and outstanding common stock, has a shareholder loan outstanding to our subsidiary with a balance as at March 31, 2003 of $91,105.  The loan bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment.

Transactions with Promoters

Gordon McPhedran, Dale Olmstead and Jack Barbier founded Barmac & Associates Inc., the electronics marketing and sales predecessor to our present Surge Alberta subsidiary.   Secura Investments Inc. founded the manufacturing predecessor to our present subsidiary, the former Surge Technologies Inc. ("2001 Corp.") and funded the initial implementation of our existing manufacturing business.  Harj Manhas and Walter Viveiros were the initial directors of 2001 Corp.  Barmac & Associates Inc. and 2001 Corp. subsequently merged to form one successor company, being our present wholly owned subsidiary Surge Technologies Inc., our operating subsidiary.  The purchase of 2001 Corp. from Secura Investments Inc. by Barmac was done by way of merger, whereby the surviving entity was Barmac. The merger took effect on March 31, 2001, when Barmac acquired all the issued and outstanding shares of 2001 Corp. by issuing shares of Barmac valued at $79. The purchase price was mutually agreed upon by management of both 2001 Corp. and Barmac. The merger was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of the merger. The following table outlines value for the merger.

Surge shares issued

$           79

Fair Value of 2001 Corp. assets and liabilities acquired:

Current assets

306,015

Property, plant and equipment

  69,160

Intangible assets

  70,083

Current liabilities

     (320,027)

Due to shareholders

(285,022)

Excess, being goodwill, expensed during the year end March 31, 2001

$  159,712

 The excess of the purchase price over the fair value of the net tangible assets acquired was $159,712 and was treated as good will. Consistent with its accounting policy for intangible assets, management of the Company reviewed the value of goodwill for impairment at March 31, 2001 and determined that the fair value of goodwill was nil. As such, the amount recorded as goodwill was expensed during the year.

The resulting board of the resulting subsidiary company accordingly can be considered to be promoters of the company.  Such promoters contributed expertise, industry know-how, marketing channels and working capital to fund the start up of initial operations.  Other than founders shares held by them such persons have not received any compensation or other thing of value directly or indirectly from us in their capacity as promoter.

Peter Sanders and Bijay Singh were directors of the parent company and Surge Acquisition Corp. at the time of the merger with Surge Technologies Inc.  In such capacity they could be considered promoters as they participated in the organization of the current business structure.  They did not receive and are not entitled to receive any compensation or other thing of value, directly or indirectly, from us solely in their capacity as promoters.  We did not acquire any assets from them in their capacity as promoters.   They have agreed to continue to serve on our board of directors following the merger.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333-102756 (the "Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3 5.1	Bylaws Opinion of Morton & Company	Incorporated by reference to Exhibit 3.3 to the Form SB-2 Incorporated by reference to Exhibit 5.1 to the Form SB-2
10.1 10.2	Stock Acquisition Agreement with Surge Technologies Inc., dated September 3, 2002 Amendment of Stock Acquisition Agreement dated November 7, 2002	Incorporated by reference to Exhibit 10.1 to the Form SB-2 Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.3	Employment Agreement with Gordon McPhedran	Incorporated by reference to Exhibit 10.3 to the Form SB-2
10.4	Employment Agreement with Dale Olmstead	Incorporated by reference to Exhibit 10.4 to the Form SB-2
10.5	Employment Agreement with Jack Barbier	Incorporated by reference to Exhibit 10.5 to the Form SB-2
10.6	Employment Agreement with Harj Manhas	Incorporated by reference to Exhibit 10.6 to the Form SB-2
10.7	Supply Agreement among Barmac & Associates Inc. and TELUS Communications Inc. dated May 28, 2002	Incorporated by reference to Exhibit 10.7 to the Form SB-2
10.8	Amendment #1 dated December 2, 2003 to the Supply Agreement with TELUS Communications Inc.	Incorporated by reference to Exhibit 10.8 to the Form SB-2
16.1	Letter From Friedman Ninsk Cole & Fastovsky, CPA's on change of Auditor	Incorporated by reference to Exhibit 16.1 to the Form SB-2
21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
23.1	Consent of Counsel (See Exhibit 5.1)	Incorporated by reference to Exhibit 23.1 to the Form SB-2
23.2	Consent of Independent Accountant	Filed herewith
99.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

ITEM 14:  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended March 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14th, 2003.

Surge Technologies Corp.

/s/ Gordon McPhedran
Dated: July 14, 2003	Gordon McPhedran
President & Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature

Title

Date

By:

/s/ Gordon McPhedran

President &

July 14th, 2003

Gordon McPhedran

Chief Executive Officer and

Director

By:

/s/ Thom Eggerston

Chief Financial Officer

July 14th, 2003

Thom Eggerston

(principle accounting officer)

By:

/s/ Harj Manhas

Vice President Corporate Finance

July 14th, 2003

Harj Manhas

and Director

By:

/s/ Dale Olmstead

Director

July 14th, 2003

Dale Olmstead

By:

/s/ Peter Sanders

Director

July 14th, 2003

Peter Sanders

By:

/s/ Bijay Singh

Director

July 14th, 2003

Bijay Singh

SECTION 302 CERTIFICATION

I, Gordon McPhedran, certify that:

1.	I have reviewed this annual report of March 31st, 2003.

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gordon McPhedran	Date: July 14th, 2003
Gordon McPhedran, Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thom Eggerston, certify that:

1.	I have reviewed this annual report of March 31st, 2003.

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Thom Eggerston	Date: July 14th, 2003
Thom Eggerston, Chief Financial Officer

35

Exhibit 23.2

JAMES STAFFORD

James Stafford

Chartered Accountants

Suite 300 - 555 West Georgia Street

Vancouver, British Columbia

Canada V6B 1Z6

Telephone +1 (604) 669 0711

Facsimile +1 (604) 669 0754

Independent Auditors' Consent

We consent to the use of our report dated July 14th, 2003 on the consolidated balance sheets of Surge Technologies Corp. (formerly known as "Boundless Vision Incorporated") as of March 31, 2003 and 2002 and the related consolidated statements of operations and deficit, cash flows and changes in shareholders' equity for each of the years then ended, included in this registration statement and prospectus on Form SB-2, dated July 15, 2003, and to the reference to our firm under the heading "Experts" in the prospectus.

Vancouver, Canada

/s/   James Stafford (signed)

July 15, 2003

       Chartered Accountants

Surge Technologies Corp. and Subsidiaries

Consolidated Balance Sheets

(Expressed in U.S. dollars)

As at March 31

2003

2002

ASSETS

Current

Cash and cash equivalents

$

16,781

$

1,093

Trade accounts receivable

174,692

295,842

Inventory (Note 4)

144,257

202,618

Prepaid expenses

18,591

1,583

354,321

501,136

Loan receivable (Note 5)

10,000

-

Property, plant and equipment (Note 6)

110,380

92,114

Intangible asset (Note 7)

-

2,852

$        474,701        $        596,102

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current

Accounts payable

$

547,255

$

644,167

Accounts payable - related parties (Note 9)

40,181

50,742

587,436

694,909

Due to related parties (Note 9)

263,946

208,049

851,382

902,958

Stockholders' deficiency

Capital stock (Note 10)

Authorized

25,000,000 of common shares with par value of $0.001

Issued and outstanding

March 31, 2003 - 16,561,352 common shares

March 31, 2002 - 9,002,435 common shares

16,561

9,002

Additional paid in capital

662,382

257,814

Equity adjustments from foreign currency translation

(35,332)

6,183

Excess of liabilities assumed over assets acquired, net (Note 3)

(8,556)

-

Deficit

(1,011,736)

(579,855)

(376,681)

(306,856)

$        474,701        $        596,102

Nature of Operations, Going Concern and Principles of Consolidation (Note 1)

Acquisition of Surge Technologies Inc. (Note 3)

Acquisition of a Company Previously Known as Surge Technologies Inc. (Note 8)

Commitments and Economic Dependence (Notes 11 and 14)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Operations and Deficit

(Expressed in U.S. dollars)

For the years ended March 31

2003                2002                        2001

              SALES

$

1,569,701

$

1,602,441

$

1,413,925

              COST OF SALES

1,332,075

1,346,135

1,303,783

              GROSS PROFIT

237,626

256,306

110,142

              EXPENSES

Accounting and legal

103,609

20,822

5,122

Amortization of intangible asset

2,852

1,456

-

Consulting

66,003

-

-

Consulting and management services - related parties (Note 9)

191,919

93,826

77,411

Depreciation of property, plant and equipment

21,432

16,599

30

General and administrative

95,638

112,143

11,351

Interest

28,076

34,190

14,934

Operating

70,672

83,355

47,236

Rent

66,840

-

-

Rent - related parties (Note 9)

9,056

35,446

-

Research and development costs

22,947

6,784

-

Wages and benefits

116,763

148,288

20,885

795,807

552,909

176,969

Net loss before other items

(558,181)

(296,603)

(66,827)

OTHER ITEMS

Forgiveness of related parties remuneration payable (Note 9)

126,300

-

-

Net loss for the year

(431,881)

(296,603)

(226,539)

Deficit, beginning of year

(579,855)

(283,252)

(56,713)

Deficit, end of year

$

    (1,011,736)    $       (579,855)    $        (283,252)

Basic loss per share (Note 2)

$        (0.03)        $            (0.08)        $       (30.64)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

For the years ended March 31

2003                2002                    2001

Cash flows from operating activities

Net loss for the year

$

(431,881)

$

(296,603)

$

(226,539)

Adjustments to reconcile loss to net cash

used by operating activities

Translation loss

(41,515)

(3,643)

(5,324)

Depreciation of property, plant and equipment

21,432

16,599

30

Amortization of intangible asset

2,852

1,456

-

Write-down of goodwill

-

-

159,712

Forgiveness of related parties management fees payable

(126,300)

-

-

Issuance of common shares for services

88,742

-

-

(486,670)

(282,191)

(72,121)

Changes in operating assets and liabilities net of effects

from the acquisition of Boundless Vision Incorporated (Note 3)

(Increase) decrease in trade accounts receivable

121,150

(62,339)

(93,929)

(Increase) decrease in inventory

58,361

(40,851)

(11,057)

(Increase) decrease in prepaid expenses

(17,008)

5,149

(7,054)

Increase (decrease) in trade accounts payable

(55,372)

203,900

205,590

Increase (decrease) in accounts payable - related parties (Note 9)

(10,561)

-

-

(390,100)

(176,332)

21,429

Cash flows from investing activities

Investment in intangible asset

-

-

-

Purchase of property, plant and equipment

(31,956)

(25,580)

(9,047)

Investment in loan receivable (Note 5)

(10,000)

-

-

(41,956)

(25,580)

(9,047)

Cash flows from financing activities

Increase in amounts due to related parties (Note 9)

182,197

130,706

19,032

Issue of share capital for cash

265,547

39,792

187

447,744

170,498

19,219

Increase (decrease) in cash and cash equivalents

15,688

(31,414)

31,601

Cash and cash equivalents, beginning of year

1,093

32,507

906

Cash and cash equivalents, end of year

$

16,781        $            1,093        $            32,507

Supplemental Disclosures with Respect to Cash Flows and Non-cash Investing and Financing Activities (Note 13)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(Expressed in U.S. dollars)

	Number of shares issued	Par-value amount	Additional paid-in capital	Accumulated foreign currency translation adjustments	Accumulated deficit	Excess of liabilities assumed over assets acquired	Stockholders' deficit
Balance at April 1, 2000	4,319	$ 4	$ 123	$ 15,150	$ (56,713)	$ -	$ (41,436)
Shares issued for cash	6,134	6	181	-	-	-	187
Translation loss	-	-	-	(5,324)	-	-	(5,324)
Net loss for the period	-	-	-	-	(226,539)	-	(226,539)

Balance at March 31, 2001	10,453	$ 10	$ 304	$ 9,826	$ (283,252)	$ -	$ (273,112)

Shares issued for cash	1,342,683	1,342	38,450	-	-	-	39,792
Shares issued for debt (Note 13)	7,649,299	7,650	219,060	-	-	-	226,710
Translation loss	-	-	-	(3,643)	-	-	(3,643)
Net loss for the period	-	-	-	-	(296,603)	-	(296,603)

Balance at March 31, 2002	9,002,435	$ 9,002	$ 257,814	$ 6,183	$ (579,855)	$ -	$ (306,856)

Shares issued for cash	2,052,919	2,053	263,494	-	-	-	265,547
Shares issued for debt (Note 13)	1,622,886	1,623	53,215	-	-	-	54,838
Shares issued for services (Note 13)	883,112	883	87,859	-	-	-	88,742
Translation loss	-	-	-	(41,515)	-	-	(41,515)
Acquisition of Boundless Vision Incorporated (Note 3)	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Net loss for the period	-	-	-	-	(431,881)	-	(431,881)

Balance at March 31, 2003	16,561,352	$ 16,561	$ 662,382	$ (35,332)	$ (1,011,736)	$ (8,556)	$ (376,681)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

March 31, 2003

1.

Nature of Operations, Going Concern and Principles of Consolidation

Surge Technologies Corp. (formerly "Boundless Vision Incorporated") (the "Company") was incorporated under the laws of the State of Nevada, United States of America, on January 31, 2000.  Initially, the business of the Company was to prognosticate trends, including business and economic trends, business cycles, demographics and related areas.  The Company, through the acquisition of Surge Technologies Inc. on September 3, 2002, commenced the production and sales of electronic communication equipment (Note 3).

The consolidated financial statements presented are those of Surge Technologies Corp., its subsidiaries Surge Technologies Inc. ("Surge"), a Canadian company, and Surge Acquisition Corp. ("Surge Nevada"), a company incorporated in the State of Nevada (collectively, the "Company").  References to "Boundless" relate to transactions of Boundless Vision Incorporated prior to the merger with Surge and Surge Nevada discussed in Note 3.  References to Surge and Surge Nevada relate to transactions of Surge and Surge Nevada respectively prior to the merger discussed in Note 3.  All significant inter-company balances and transactions have been eliminated in consolidation financial statements.

The Company's financial statements at March 31, 2003 and for the years then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $431,881 for the year ended March 31, 2003 (March 31, 2002 - $296,603, March 31, 2001 - $226,539), and has a working capital deficit at March 31, 2003 of $233,115 (March 31, 2002 - $193,773).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and to maintain its business strategy during fiscal 2004.  However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  The financial statements are expressed in United States dollars.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory of raw materials and supplies are valued at the lower of actual cost and replacement cost.  Inventory of work in process and finished goods are valued at the lower of cost and net realizable value.

Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location.

Property, plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is provided over the estimated useful life of each asset using the following annual rates, with half the rate being applied in the year of acquisition.

Equipment

30%

declining balance

Injection moulds, dies and tooling

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

Intangible asset

Statement of Financial Accounting Standards (‘SFAS") No.142, eliminates the amortization of an intangible asset deemed to have indefinite lives and instead subjects it to annual impairment tests.  Application of the nonamortization provisions of SFAS No. 142 prior to April 1, 2002 would not have had any effect on the net income of previous periods.  Intangible asset with an identifiable life are amortized using the straight line method over their estimate period of benefit.

Impairment of long-lived assets

Long-lived assets, including intangibles with any identifiable life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.  Fair value is determined using a discounted cash flow analysis.

Net loss per common share

The Company has adopted SFAS No. 128, Earnings Per Share ("EPS"), which establishes standards for computing and presenting EPS for entities with publicly held common stock.  The standard requires presentation of two categories of EPS - basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the deficiency of the Company.  The Company had no potentially dilutive securities at March 31, 2003, 2002 or 2001 and, as a result, basic and fully diluted EPS are the same amount in each of the above years.  The EPS calculation for the years ended March 31, 2003, 2002 and 2001 has been performed assuming the historical 4,907,728 shares outstanding for Surge as at September 3, 2002 were converted into the 12,000,000 Boundless shares issued on the acquisition of Surge on a pro rata basis over the period April 1, 2000 to the date of the acquisition on September 3, 2002.

For the year ended March 31, 2003, the weighted average number of common shares outstanding was 14,121,187 (March 31, 2002 - 3,698,544, March 31, 2001 - 7,394).

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

Comprehensive income

Components of comprehensive income are net income and all other non-owner changes in equity.  SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of balance sheets.  The Company has no items of comprehensive income for the years ended March 31, 2003, 2002 or 2001.

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

The accounts of subsidiaries which are self-sustaining operations are translated using the current rate method.  Under this method, assets and liabilities are translated at the year end exchange rates.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.  Exchange gains and losses are included in a separate component of stockholders' equity under cumulative translation adjustment.

Financial statements of self-sustaining subsidiaries operating in hyper-inflationary economies are translated using the temporal method, until these subsidiaries' economies are no longer hyper inflationary.

SFAS No.52, Foreign Currency Translation requires amounts denominated in foreign currencies to be translated into the local functional currency at exchange rates prevailing at transaction dates.

Research and development costs

Research and product development costs are charged to research and development expenses incurred in accordance with several accounting pronouncements, including SFAS No.2, Accounting for Research and Development Costs.

3.

Acquisition of Surge Technologies Inc.

On September 3, 2002, Boundless completed a business combination with Surge, a company incorporated in the Province of Alberta, Canada, and Surge Nevada which is incorporated in the State of Nevada.  Surge manufactures and sells electronic communications equipment. Surge Nevada is essentially an inactive company with no operations or assets.

Boundless issued 12,000,000 common shares to 100% of the former stockholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totaled 4,907,728 shares.  The shares issued constitute 80% of the common stock of the Company after completion of the merger, and have been valued at $12,000, the par-value of the common shares issued by Boundless on the date of closing. The issue of 80% of the common stock of Boundless to the former stockholders of Surge, the right of such stockholders to appoint a majority of the directors of Boundless, and the continuation of the Surge management team is deemed to constitute a change of control of Boundless.

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

5.

Inventory

2003                 2002

Finished goods                                                                                                  $    48,964         $   98,280

Raw materials                                                                                                        95,293            104,338

                                                                                                                          $144,257        $  202,618

6.

Loan Receivable

During the year ended March 31, 2003, the Company provided a loan of $10,000 to a third party in anticipation of the establishment of a joint venture with the third party.  The loan bears interest at 10% per annum, is unsecured and due on demand.  The purpose of the proposed joint venture was to be the purchase and re-selling of telecommunications and related equipment in the North American market place.  The joint venture has not yet been created, but the Company's management has reviewed the value of this loan for impairment at March 31, 2003 and determined the fair value to be $10,000.

7.

Property, Plant and Equipment

2003

2002

Accumulated

Net Book

Net Book

Cost

Depreciation

Value

Value

Equipment

$

31,461

$

12,003

$

19,458

$

23,425

Injection moulds, dies and tooling

103,247

18,558

84,689

64,141

Leasehold improvements

3,533

353

3,180

1,939

Office furniture and fixtures

4,383

1,330

3,053

2,609

$

142,624

$

32,244

$

110,380

$

92,114

8.

Intangible Asset

2003

2002

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

Manufacturing license

$

4,626

$

4,626

$

-

$

2,852

$

4,626

$

4,626

$

-

$

2,852

8.

Acquisition of a Company Previously Known as Surge Technologies Inc. ("2001 Corp.")

Effective March 31, 2001, Surge acquired all the issued and outstanding shares of 2001 Corp. from a related party by issuing shares of Surge valued at $79.  This acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition.  The excess of the purchase price over the fair value of the net tangible assets acquired was $159,712 and can be summarized as follows:

Surge shares issued                                                                                                       $               79

Fair Value of 2001 Corp. assets and liabilities acquired:

Current asset                                                                                                                         306,015

Property, plant and equipment

           69,160

Intangible asset

           70,083

Current liabilities                                                                                                                 (320,027)

Due to stockholders                                                                                                             (285,022)

                                                                                                                   (159,791)

Excess, being goodwill, expensed during the year ended March 31, 2001

$

         159,712

9.

Related Parties Transactions

Amounts due to related parties are due to stockholders and/or directors of the Company or companies controlled by stockholders and directors of the Company.

A total of $258,277 of the amount due to related parties (March 31, 2002 -  $82,214) bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment.  During the year ended March 31, 2003, the Company paid or accrued interest of $19,111 (March 31, 2002 - $28,673, 2001 - $13,492) on this amount.

A total of $5,669 of the amount due to related parties (March 31, 2002 - $125,835) does not bear interest, is unsecured and has no fixed terms of repayment.

During the year ended March 31, 2003, the Company paid or accrued management/consulting services of $191,919 (March 31, 2002 - $93,826, March 31, 2001 - $77,411) to directors and officers and/or stockholders of the Company.  A total of $26,000 of this amount was paid by means of issuing of 104,000 common shares of the Company (Note 13).

During the year ended March 31, 2003, directors and officers of the Company forgave $126,300 of remuneration payable to them by the Company that was accrued and expensed by the Company during the years ended March 31, 2002 and 2001.

The Company entered into a sub-lease agreement for warehouse space from a stockholder of the Company, commencing July 1, 2000 and expiring June 30, 2002.  The Company bears a pro-rata share of rent, utilities and property tax which aggregated $2,848 (March 31, 2002 - $11,480, March 31, 2001 - $NIL) which represents management's estimate of the fair market value of the rental and occupancy costs of the property.  Included in accounts payable - related parties at March 31, 2003 is an amount of $NIL (March 31, 2002 - $1,985) due to the stockholder related to this sub-lease agreement. This amount is unsecured and non-interest bearing.  Commencing April 1, 2001, this amount bears interest at 10% per annum.

The Company has a sub-lease agreement for office space with a company, related by way of stockholder in common, expiring June 30, 2002.  The pro-rata share of rent, utilities and property tax aggregated $6,208  (March 31, 2002 - $23,966, March 31, 2001 - $NIL) representing management's estimate of the fair market value of the rental and occupancy costs of the property.  Included in accounts payable - related parties at March 31, 2003 is an amount of $40,181 (March 31, 2002 - $48,757) payable to the related company related to this sub-lease agreement.  This amount is unsecured and has no fixed terms of repayment. Commencing April 1, 2001, this amount bears interest at 10% per annum. During the year ended March 30, 2003, interest expense in the amount of $3,808 (March 31, 2002 - $5,517, March 31, 2001 - $NIL) was recorded related to this obligation.

10.

Capital Stock

The authorized capital stock of the Company consists of 25,000,000 common shares with a par-value of $0.001.

11.

Commitments

The Company is committed to the following minimum annual base rent payments for the sublease of its office and warehouse and operating leases for office equipment.

2004

$

62,346

2005

65,088

2006

69,883

2007

73,308

2008

18,498

$

    289,123

The above includes the basic rent payments for a new lease agreement for office, production and warehouse premises entered into by the Company, commencing July 1, 2002 and ending June 30, 2007.

The Company has entered into four separate employment contracts with various senior employees each providing for an annual salary of $40,876 for terms ending March 31, 2004.  The contracts may be renewed at the employee's option.

The Company has entered into an employment contract with a senior employee providing for an annual salary of $36,449 for a term ending March 31, 2004.  The contract may be renewed at the employee's option.

12.

Income Taxes

The Company's deferred tax assets consist of the following as at March 31, 2003:

Tax effect of loss carryforwards

$  355,981

Tax effect of property, plant and equipment and intangible asset

    (18,517)

Valuation allowance

  (337,464)

Net deferred tax assets                                                                                $             -

A full valuation allowance has been provided against all the Company's deferred tax assets, as it cannot not be determined if it is not more likely than not that the assets will be realized.

The Company's effective tax rate of zero in 2003 differs from the federal tax rate of 37.1% because of the following:

Federal statutory rate

(37.1%)

Effect of state taxes

     (0%)

Increase in valuation allowance

  37.1%

Effective tax rate

0%

The Company has accumulated non-capital losses for Canadian income tax purposes in the amount of $959,517 to reduce taxable income in future years.  The losses expire as follows:

2006

$

8,447

2007

159,720

2008

211,672

2009

201,025

2010

378,653

$

959,517

13.

Supplemental Disclosures with Respect to Cash Flows and Non-cash Investing and Financing Activities

                          2003        2002

Cash paid during the year for interest

$        2,535

 $ 34,138

Cash paid during the year for income taxes

        $

           NIL

   $     NIL

On September 3, 2002, Boundless issued 12,000,000 common shares to 100% of the former stockholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totalled 4,907,728 common shares.  The shares issued constitute 80% of the common stock of the Company after completion of the transaction and are valued at $12,000, the par-value of the common shares issued by Boundless on the date of closing (Note 3).

During the year ended March 31, 2003, the Company issued 654,000 common shares of the Company for consulting services valued at $81,000.  A total of 104,000 common shares valued at $26,000 were issued to a related party (Note 9).

During the year ended March 31, 2003, the Company issued 229,112 common shares of the Company for plant, property and equipment valued at $7,742.

During the year ended March 31, 2003, the Company issued 1,622,886 (2001 - 7,649,299, 2000 - NIL) common shares in exchange for debt of the Company of $54,838 (2001 - $226,710, 2000 - $NIL).

During the year ended March 31, 2001, the Surge acquired 100% of the issued and outstanding shares of 2001 Corp. by issuing shares valued at $79 (Note 8).

14.

Economic Dependence

As at March 31, 2003, two customers accounted for 92% (March 31, 2002 - 49%, March 31, 2001 - 50%) of the Company's accounts receivable balance.  Sales to two customers accounted for 87% of the Company's total sales for the year ended March 31, 2003 (March 31, 2002 - 71%, March 31, 2001 - 77%).

15.

Segmented Information

Geographic information	Sales based on location of customer			Net book value of property, plant and equipment based on location of assets

	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2003	March 31, 2002

Canada	$ 1,143,561	$ 1,182,670	$ 1,109,931	$ 110,380	$ 92,114
United States of America	426,140	419,771	303,994	-	-

	$ 1,569,701	$ 1,602,441	$ 1,413,925	$ 110,380	$ 92,114

16.

Comparative Figures

Certain of the prior period's figures have been reclassified to conform to the current year's presentation

17.

Subsequent Events

Subsequent to March 31, 2003 the Company received loans amounting to $111,096 from shareholders of the Company.