Form 10QSB/A
period 2003-03-31
SURGE TECHNOLOGIES CORP
filed 2003-07-22
CIK 1108651

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A

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

Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: [X]

State issuer's revenues for its most recent fiscal year: $1,569,701

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

26

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

We have funded business operations from product sales, equity investment, loans from shareholders and two of our directors and from working capital. Operations were funded through issue of share capital for cash in the amount of $265,547 shares issued for debt in the amount of $54,838 shares issued for services in the amount of $88,742 and loans from shareholders and two directors of USD$80,000 US and CAD$45,000 for the year ended March 31, 2003. The loans carry a term of one year and accrue interest at 10% annually.

Subsequent to March 31, 2003 and for the period ending June 30, 2003 we received CAD$75,000 and USD$60,000 by way of loans from shareholdres and related parties. The loans carry a term of one year nd accrue interest at 10% annually.

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

Contractual Cash Obligations

We have entered into agreements for the lease of office premises as at March 31, 2003. As at March 31, 2003, contractual cash obligations (lease and premises) for the years ending after March 31, 2003 are as follows:

            2004                $62,346

            2005                $65,080

            2006                $69,883

            2007                $73,308

            2008                $18,498

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

(1)

Converted from Canadian dollars using exchange rates of $0.66 U.S. dollar per Canadian dollar for 2001, $0.67 for 2002 and $0.65 for 2003.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Gordon McPhedran, President and Director 37 Redwood Meadow Drive Redwood Meadows, Alberta	2,059,754	12.4%
Jack Barbier, VP Engineering of Subsidiary 50, McKenzie Lake Manor Calgary, Alberta	2,057,829	12.4%
Dale Olmstead, Director and VP Operations of Subsidiary P.O. Box 509 Carbon, Alberta	2,061,273	12.4%
Harj Manhas (1), Director, VP Corp. Finance 120 Inglewood Cove SE Calgary, Alberta	1,574,862	9.5%
Secura Investments Inc.(2) #8, 2180 Pegasus Way NE Calgary, Alberta	2,906,301	17.6%
All officers and directors (4 persons)	7,753,718	46.8%

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

Secura Investments Inc., an investment company which holds over 5% of our issued and outstanding common stock, has a shareholder loan outstanding to our subsidiary with a balance as at March 31, 2003 of $100,788.  The loan bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment.

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

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333-102756 (the "Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3 5.1	Bylaws Opinion of Morton & Company	Incorporated by reference to Exhibit 3.3 to the Form SB-2 Incorporated by reference to Exhibit 5.1 to the Form SB-2
10.1 10.2	Stock Acquisition Agreement with Surge Technologies Inc., dated September 3, 2002 Amendment of Stock Acquisition Agreement dated November 7, 2002	Incorporated by reference to Exhibit 10.1 to the Form SB-2 Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.3	Employment Agreement with Gordon McPhedran	Incorporated by reference to Exhibit 10.3 to the Form SB-2
10.4	Employment Agreement with Dale Olmstead	Incorporated by reference to Exhibit 10.4 to the Form SB-2
10.5	Employment Agreement with Jack Barbier	Incorporated by reference to Exhibit 10.5 to the Form SB-2
10.6	Employment Agreement with Harj Manhas	Incorporated by reference to Exhibit 10.6 to the Form SB-2
10.7	Supply Agreement among Barmac & Associates Inc. and TELUS Communications Inc. dated May 28, 2002	Incorporated by reference to Exhibit 10.7 to the Form SB-2
10.8	Amendment #1 dated December 2, 2003 to the Supply Agreement with TELUS Communications Inc.	Incorporated by reference to Exhibit 10.8 to the Form SB-2
10.9	Promissory Note with Bijay Singh.	Incorpoarted by reference to Exhibit 10.9 to the Form SB-2
10.10	Promissory note with Peter Sanders	Incorporated by refence to Exhibit 10.10 to the Form SB-2
16.1	Letter From Friedman Ninsk Cole & Fastovsky, CPA's on change of Auditor	Incorporated by reference to Exhibit 16.1 to the Form SB-2
21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
23.1	Consent of Counsel (See Exhibit 5.1)	Incorporated by reference to Exhibit 23.1 to the Form SB-2
23.2	Consent of Independent Accountant	Filed herewith
99.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

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
Thom Eggerston, Chief Financial Officer

35

Exhibit 23.2

JAMES STAFFORD

James Stafford

Chartered Accountants

Suite 300 - 555 West Georgia Street

Vancouver, British Columbia

Canada V6B 1Z6

Telephone +1 (604) 669 0711

Facsimile +1 (604) 669 0754

Independent Auditors' Consent

We consent to the use of our report dated May 2, 2003 on the consolidated balance sheets of Surge Technologies Corp. (formerly known as "Boundless Vision Incorporated") as of March 31, 2003 and 2002 and the related consolidated statements of operations and deficit, cash flows and changes in shareholders' equity for each of the years then ended, included in this registration statement and prospectus on Form SB-2, dated July 18, 2003, and to the reference to our firm under the heading "Experts" in the prospectus.

Vancouver, Canada

       /s/   James Stafford

July 18, 2003

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

,736)

(579,855)

(376,681)

(306,856)

$        474,701        $        596,102

Nature of Operations, Going Concern and Principles of Consolidation (Note 1)

Acquisition of Surge Technologies Inc. (Note 3)

Acquisition of a Company Previously Known as Surge Technologies Inc. (Note 8)

Commitments, Economic Dependence and Subsequent Events (Notes 11, 14, and 16)

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

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(Expressed in U.S. dollars)

	Number of shares issued	Par-value amount	A additional paid-in capital	Accumulated foreign currency translation adjustments	Accumulated deficit	Excess of liabilities assumed over assets acquired	Stockholders'deficit
Balance at April 1, 2000	4,319	$ 4	$ 123	$ 15,150	$ (56,713)	$ -	$ (41,436)
Shares issued for cash	6,134	6	181	-	-	-	187
Translation loss	-	-	-	(5,324)	-	-	(5,324)
Net loss for the period	-	-	-	-	(226,539)	-	(226,539)

Balance at March 31, 2001	10,453	$ 10	$ 304	$ 9,826	$ (283,252)	$ -	$ (273,112)

Shares issued for cash	1,342,683	1,342	38,450	-	-	-	39,792
Shares issued for debt (Note 13)	7,649,299	7,650	219,060	-	-	-	226,710
Translation loss	-	-	-	(3,643)	-	-	(3,643)
Net loss for the period	-	-	-	-	(296,603)	-	(296,603)

Balance at March 31, 2002	9,002,435	$ 9,002	$ 257,814	$ 6,183	$ (579,855)	$ -	$ (306,856)

Shares issued for cash	2,052,919	2,053	263,494	-	-	-	265,547
Shares issued for debt (Note 13)	1,622,886	1,623	53,215	-	-	-	54,838
Shares issued for services (Note 13)	883,112	883	87,859	-	-	-	88,742
Translation loss	-	-	-	(41,515)	-	-	(41,515)
Acquisition of Boundless Vision Incorporated (Note 3)	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Net loss for the period	-	-	-	-	(431,881)	-	(431,881)

Balance at March 31, 2003	16,561,352	$ 16,561	$ 662,382	$ (35,332)	$ (1,011,736)	$ (8,556)	$ (376,681)

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

5.

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

6.

Property, Plant and Equipment

2003

2002

Accumulated

Net Book

Net Book

Cost

Depreciation

Value

Value

Equipment

$

31,461

$

12,003

$

19,458

$

23,425

Injection moulds, dies and tooling

103,247

18,558

84,689

64,141

Leasehold improvements

3,533

353

3,180

1,939

Office furniture and fixtures

4,383

1,330

3,053

2,609

$

142,624

$

32,244

$

110,380

$

92,114

7.

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

16.

Subsequent Events

Subsequent to March 31, 2003, the Company received loans of $111,097 form shareholders of the Company to be used for working capital purposes. The loans bare interest at 10% per annum, are unsecured and repayable one year of the date of the funds.

16.

Comparative Figures

Certain of the prior period's figures have been reclassified to conform to the current year's presentation