Form 10KSB/A
period 2003-03-31
SURGE TECHNOLOGIES CORP
filed 2003-08-26
CIK 1108651

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

As of March 31st, 2003, the registrant’s outstanding common stock consisted of 16,561,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): YES [ ]       NO [X]

2

TABLE OF CONTENTS

PAGE

PART I

Item 1. Description of Business

3

Item 2. Description of Property

14

Item 3. Legal Proceedings

14

Item 4. Submission of Matters to a Vote of Security Holders

15

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

15

Item 6. Management’s Discussion and Analysis

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

30

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

Copper wire technology is a key component of the telecommunications industry and is universally used in connecting telecommunications networks to end-users. Every building and household in North America using copper wire telephone line has a primary electrical surge protection device inserted between the outside telephone line and the inside connection to each phone, fax or computer. We design, manufacture, and sell several product lines of electrical surge protection devices for use by the telecommunications industry.  These electrical surge protection devices are called Building Entrance Terminals or BET’s.  Our product lines of BET devices provide surge protection options ranging from protection for a single residential telephone line to protection of in excess of 100 telephone lines for commercial installations.  We also manufacture surge protection products that are customized to suite specific requirements of our customers.

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

We acquired our Surge Alberta pursuant to the terms of a share exchange agreement dated September 3, 2002 as amended by agreement dated November 7, 2002.  The share exchange agreement was entered into with Surge Alberta, Surge Acquisition Corporation which is our wholly owned Nevada subsidiary, and five shareholders of Surge Alberta holding collectively 73.9% of its issued and outstanding share capital.  The terms of the agreement provided that we would acquire from the shareholders of Surge Alberta 85% of their Class A common shares in exchange for 10,186,325 shares of our common stock, the remaining 15% of their Class A common shares in exchange for 825,930 shares of our common stock, 100% of their Class B common shares in exchange for 807,745 shares of our common stock, 100% of their Class E common shares in exchange for 180,000 shares of our common stock, collectively representing 100% of the issued and outstanding shares of Surge Alberta.

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

From the date of incorporation to August 13, 2002, the President and Chairman of the Board of Boundless was Jaak Olesk.  From the date of incorporation to June 21, 2002, the Secretary and Treasurer of Boundless was Morena Rodriguez.  Jaak Olesk was the sole control person prior to the merger, holding 91.67% of the company’s issued and outstanding common stock.  Other than the current management there were no persons other than those listed above that have acted as officers of Boundless.

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

 Jaak Olesk was the sole control person prior to the sale, holding 91.67% of the company’s issued and outstanding common stock.  Other than the current management there were no persons other than those listed above that have acted as officers of Boundless.

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

Presently every building and household in North America connected to a telephone line has a surge protection device in place between outside telephone lines and inside connections to telephones or computers.  In a building, surge protection devices are installed at the point of emergence of telecommunications service cables typically through an exterior wall or floor.  Accordingly, these electrical surge protection devices are aptly termed Building Entrance Terminals or BET’s.  A BET has an input, output, a ground connection and one or more inputs for surge protection modules.  The capacity of any BET varies from a single telephone line to in excess of one hundred telephone lines.  The manufacture of BET’s has been largely standardized throughout the industry, however various manufacturers offer products with different features, quality and characteristics.

A BET does not provide surge protection on its own, but rather requires the insertion of a surge protection module for each telecommunications line to be protected.   A surge protection module is a self contained plug-in device that is commonly referred to as a 5 pin protector module.  Accordingly, a BET with a capacity of 50 lines may have up to 50 modules plugged in, or one for each line.  A 5 pin protection module has a current input, output and a connection to ground.  In the event of an overvoltage situation, the module contains some physical material, such as a gas or solid, that allows excess voltage to be redirected to ground, thereby maintaining a relatively constant current output to the end-user equipment.  The greater the sensitivity of the end-user equipment, the more sensitive the module must be to current fluctuations.  Modules used with BET’s are largely standardized throughout the industry.  The design and manufacture of 5 pin protector modules is complementary to the design and manufacture of BET’s, although a manufacturer of a BET may outsource the 5 pin protector modules.

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

The choice of an appropriate surge protection product is dependant on the number of telecommunications lines requiring protection as well as the sensitivity of the electronic equipment connected to the lines.  We have several product lines that provide a range of surge protection options based on the requirements of any particular telecommunications network and the number of telecommunication lines protected.  Our current product lines are building entrance terminals (BET’s), 5 pin modules and station protectors.  These are described in more detail below.  We also manufacture customized surge protection equipment to suit specific customer requirements.

Our BET’s are available in a number of configurations based on type of input and output cables and wiring used in the network, number of telecommunications lines involved, and location of installation.  Configurations include terminals that protect as few as 6 lines, to as many as 100 lines per BET.  In the 100 line configuration BET’s can be connected in series to handle larger installations.  The Company has engineered a number of design and feature upgrades over BET’s offered by other manufacturers, that improve the overall application, strength and ease-of-install for the field technicians. We also manufacture surge protection products that are customized to suit a specific customers needs.   This typically involves customized configurations for our BET’s.

Our BET’s accommodate industry standard 5 pin protection modules, which are plugged into our BET’s in order to provide surge protection.  These protection modules are analogous to self-resetting fuses inserted into a fuse box.  Our 5 pin protection modules are offered in two formats, a gas tube module and a solid state module.  We manufacture the gas tube module in-house, and outsource the solid state module from Teccor Electronics Inc., our electronics production and sales partner.  Our 5 pin gas protection module provides fast reacting protection against voltage surges before they can cause damage to telecommunication networks and end-user equipment.  The gas tube provides protection against small fluctuations in voltage and current, and accordingly is suited to sensitive networks such as Digital Subscriber Lines "DSL".  The solid state protection module uses integrated semiconductor technology to provide similar protection.

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

New Products

In order to take advantage of potential market opportunities, as well as to keep pace with changes in the telecommunications industry, we are continuously reviewing additional product offerings. We have two engineers allocated to research and development on a full-time basis. Other engineers in the company all work on product development on an as needed basis.  We recorded research and development expenses of $22,947 for our financial year ended March 31, 2003, and $6,784 for our financial year ended March 31, 2002.  These amounts do not include salaries paid to staff working on research and development.  The areas of new product development we are in the process of designing are:

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

IDC Station Protector:  Insulation Displacement Connector which we are incorporating into our Station Protector is a quick connect system that does not require a tool  for connection. These protection devices are primarily located inside a Network Interface Device "NID" box and are mainly used to protect smaller pair counts such as household voice and data lines. This method will be the preferred choice for future installations as many systems operate on a higher voltage, previously the contacts on these types of devices were exposed, the IDC connection method will limit the exposure for the installation personnel.  This is a unit being developed to replace the standard 356 type station protectors.  While it’s main advantage is that it will provide a tool-less connection for ease of installation, it also provides additional safety for service personal who have to work on high-voltage systems.  We have solicited interest from regional telephone operating companies for this style of product and are working through an established distribution network to secure sales for this unit.  This unit is currently in the prototype stage and due to the complexity of design we anticipate a lengthy development period.  We would not anticipate bringing this product to market until early to mid 2004.

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

Production

We manufacture our Building Entrance Terminals, 5 pin gas protection modules and station protectors at our production facility located in Calgary, Alberta.  We incorporate into some of our BET’s 5 pin solid state protection modules manufactured by Teccor Electronics Inc. a major electronics manufacturer.  These products are sold as a packaged product, and we do not sell the Teccor 5 pin module separately from our BET’s.

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

.

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

  Competitive Local Exchange Carrier’s:  Since deregulation of the telecom markets, a number of niche companies have entered the market with a combined market share of 30% to 35% of the U.S. market, and a smaller percentage of the Canadian market.

  Distributors and Distribution Networks:  These are generally used to sell smaller product orders to Competitive Local Exchange Carrier’s and other contractors.

Distribution and Sales

The majority of our sales are as a result of direct marketing to the corporate customer.  These customers are  identified by our marketing department. In the case of a telephone company, products are submitted to the engineering department and upon approval, a request for proposal is provided to select vendors for response.  We estimate that 50% of our business is as a result of direct marketing.  The direct marketing approach has resulted in a supply contract with TELUS Communications Inc., a national telecommunications company in Canada that currently maintains approximately 5 million telephone access lines.  Currently sales of our products to TELUS represents approximately 60% of our over-all sales.  Our contract with TELUS is for the provision of BET’s and protector products through February 28, 2006, and may be renewed on a yearly basis for three years thereafter.  Pursuant to the terms of the contract sales are based on purchase orders delivered by TELUS based on their periodic requirements.  Anticipated sales are based on yearly price and supply forecasts by TELUS, however there is no minimum purchase obligation on the part of TELUS.  The contract is also non-exclusive.  Pricing of our product is fixed for a three year period, although we may request amended pricing after the initial contract year in circumstances where our production costs are higher.  Payment is received by us 30 days after delivery of the invoice to TELUS.  The contract was initially entered into in May of 2002, and amended in December of 2002  Prior to entering into this contract, we supplied our product to TELUS through Teccor Electronics Inc., which had a supply agreement with TELUS since April of 2000.

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

In conjunction with Teccor we have manufactured a series of products, incorporating their 5 pin solid state module, exclusively for distribution to US customers. We currently do not have a direct contract with any U.S. local exchange carriers, however we indirectly supply manufactured products to the U.S. local exchange carrier market through our distribution channels.  Due to provisions in our confidentiality agreement with our primary distributor, in most cases the names of the purchasers are not disclosed to us. Sales of our product by Teccor represents approximately 10% of our overall sales.   With our relationship with Teccor, we were able to renew our contract with TELUS for the supply of BET’s and our protection modules for an additional three years.  Teccor is the supplier of the solid state 5 pin protection modules used in some of our BET’s sold to TELUS which is a critical component of some the BET’s ordered by TELUS.  Our contract with TELUS represents sales of approximately CDN$2,300,000 per year over three years, or 60% of our total sales.

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

On September 3, 2002 we issued 550,000 shares to two individuals, Mr. Imtiaz Razack in the amount of 250,000 and Mr. Kennith Bray in the amount of 300,000, as a finder’s fee in connection with the acquisition of Surge Technologies Inc.  The shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933.  In particular, Section 903(a) and (b)(3) of Regulation S are applicable to the transaction as the offer and sale was not made to any person in the United States and at the time of the offer and sale each such person was reasonably believed to be physically outside of the United States.  In addition, no directed selling efforts were made into the United States by us or any person acting on our behalf and each purchaser certified to us that they were not a U.S. person and were not purchasing the securities for the account or benefit of a U.S. person.  Neither purchaser is a registered broker-dealer under the Securities Exchange Act of 1934.  The shares are subject to restrictions on resale pursuant to the provisions of Rule 903(b)(3) of Regulation S and the provisions of Rule 144 promulgated under the Securities Act of 1933, and the certificates representing the shares were issued with a restrictive legend denoting the restrictions.

On January 10, 2003, we issued 907,352 common shares to 15 accredited investors under Regulation S, at a price of $0.25 per share for proceeds to the Company of $226,838. The price per share was determined by management based on the stage of development of the company. The shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933.  In particular, Section 903(a) and (b)(3) of Regulation S are applicable to the transaction as the offer and sale was not made to any person in the United States and at the time of the offer and sale each such person was reasonably believed to be physically outside of the United States.  In addition, no directed selling efforts were made into the United States by us or any person acting on our behalf and each purchaser certified to us that they were not a U.S. person and were not purchasing the securities for the account or benefit of a U.S. person.  The shares are subject to restrictions on resale pursuant to the provisions of Rule 903(b)(3) of Regulation S and the provisions of Rule 144 promulgated under the Securities Act of 1933, and the certificates representing the shares were issued with a restrictive legend denoting the restrictions.  The following table lists the names of the investors and the shares purchased.

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

During the year ended March 31, 2003, the Company issued 654,000 common shares of the Company for consulting services valued at $81,000. A total of 550,000 of these shares valued at $55,000 were issued to two individuals, 250,000 common shares to Mr. Imtiaz Razack and 300,000 common shares to Mr. Kennith Bray, as a finders fee in conjuction with the business combination of Surge Technologies Corp. and Surge Technologies Inc. A total of 104,000 common shares valued at $26,000 were issued to SNJ Capital Ltd., in lieu of cash payment, as a finders fee in connection with a private placement in the Company to some investors in January of 2003.

For the year ended March 31, 2003 we had a working capital deficit of $233,115 and a shareholders deficiency of $376,681 as compared to the previous year ended March 31, 2002 of a working capital deficiency of $193,773 and a shareholders deficiency of $306,856.

For the year ended March 31, 2003 we had a net income loss of $431,881 as compared to the previous year ended December 31, 2002 of a net income loss of $296,603. The loss for the year 2003 included a one-time expensing of $81,000 associated with the reorganization of the Company.

Liquidity and Capital Resources

We do not have an operating line of credit or a term loan from a financial institution consequently bank indebtedness at March 31, 2003 and September 30, 2002 is nil.  We did have monies on deposit of $16,781 on March 31, 2003 and $1,093 on March 30, 2002.

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

The joint venture will be for the purposes of purchasing and re-selling surplus telecommunications and related equipment in the North American marketplace.

We are in the development stage of the joint venture. Currently we are negotiating product from different sources in the Telecom industry for re-sale. We anticipate the joint venture to be finalized within the next six months.

We have funded business operations from product sales, equity investment, loans from shareholders and two of our directors and from working capital. Operations were funded through issue of share capital for cash in the amount of $265,547 shares issued for debt in the amount of $54,838 shares issued for services in the amount of $88,742 and loans from shareholders and two directors of USD$80,000 and CAD$45,000  for the year ended March 31, 2003. The loans carry a term of one year and accrue interest at 10% annually.

Subsequent to March 31, 2003 and for the period ending June 30, 2003 we received CAD$75,000 and USD$60,000 by way of loans from shareholders and related parties.  The loans carry a term of one year and accrue interest at 10% annually.

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

Without additional funds we can maintain our current operations for approximately four to six months, but the expected growth of the business will have to be partially funded by additional equity to support the higher inventory and accounts receivable levels.  There can be no assurance additional financing will be available on acceptable terms, if at all.  If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

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

$65,088

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

Employment Contracts and Change in Control Agreements

Gordon McPhedran - President and Chief Executive Officer. On April 1, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Gordon McPhedran, pursuant to which Mr. McPhedran serves as our President and Chief Executive Officer.  The agreement provides for an annual salary of $60,000 in Canadian currency, and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors.  A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. McPhedran’s agreement is for a two-year term after which it may be renewed at his option.

Dale Olmstead - Vice President of Operations of our subsidiary. On April 1, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Dale Olmstead, pursuant to which Mr. Olmstead serves as our Vice President of Operations.  The agreement provides for an annual salary of $60,000 in Canadian currency, and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors. A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. Olmstead’s agreement is for a two-year term after which it may be renewed at his option.

Jack Barbier - Vice President of Engineering of our subsidiary.  On April 1st, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Jack Barbier, pursuant to which Mr. Barbier serves as our Vice President of Engineering. The agreement provides for an annual salary of $60,000 Canadian currency and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors. A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. Barbier’s agreement is for a two-year term after which it may be renewed at his option.

Harj Manhas - Vice President of Corporate Finance. On April 1, 2002, our subsidiary, Surge Technologies Inc., entered into an employment agreement with Mr. Harj Manhas, pursuant to which Mr. Manhas serves as our Vice President of Corporate Finance.  The agreement provides for an annual salary of $60,000 Canadian currency and a bonus to be awarded at year the end of each fiscal year at the discretion of the Board of Directors.  A reimbursement of reasonable out of pocket business expenses and travel related expenses.  The initial term for Mr. Manhas’s agreement is for a two-year term after which it may be renewed at his option.

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

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year ended March 31	Salary(1)	Other	Stock Awards	Securities Underlying Options/SAR’s
Gordon McPhedran President & CEO	2001 2002 2003	$23,198 $26,017 $37,488	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

For the year ended March 31, 2003 we paid $191,919 to officers, consultants and shareholders for management and consulting services. The fees  paid were as follows:

To officers of the Company for management services:

Gord McPhedran - President and CEO

$37,488.40

Jack Barbier - Vice President of Engineering

$37,488.40

Dale Olmstead

 - Vice President of Operations

$36,996.04

Harj Manhas - Vice President of Corporate Finance

$28,766.42

To consultants for services in conjuction with our merger with Surge Technologies Inc., corporate governance services, compiling and filing of our registration statement and coordinating and development of our corporate website.

SNJ Capital Ltd.

$25,179.57

A finders fee of 104,000 common shares at a deemed price of $0.25 per share in lieu of cash payment was paid to the following in connection with a private placement in the Company in January of 2003.

SNJ Capital Ltd.

$26,000.00

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

 The excess of the purchase price over the fair value of the net tangible assets acquired was $159,712 and was treated as goodwill. Consistent with its accounting policy for intangible assets, management of the Company reviewed the value of goodwill for impairment at March 31, 2001 and determined that the fair value of goodwill was nil. As such, the amount recorded as goodwill was expensed during the year.

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

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333-102756 (the "Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3 5.1	Bylaws Opinion of Morton & Company	Incorporated by reference to Exhibit 3.3 to the Form SB-2 Incorporated by reference to Exhibit 5.1 to the Form SB-2
10.1 10.2	Stock Acquisition Agreement with Surge Technologies Inc., dated September 3, 2002 Amendment of Stock Acquisition Agreement dated November 7, 2002	Incorporated by reference to Exhibit 10.1 to the Form SB-2 Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.3	Employment Agreement with Gordon McPhedran	Incorporated by reference to Exhibit 10.3 to the Form SB-2
10.4	Employment Agreement with Dale Olmstead	Incorporated by reference to Exhibit 10.4 to the Form SB-2
10.5	Employment Agreement with Jack Barbier	Incorporated by reference to Exhibit 10.5 to the Form SB-2

10.6	Employment Agreement with Harj Manhas	Incorporated by reference to Exhibit 10.6 to the Form SB-2
10.7	Supply Agreement among Barmac & Associates Inc. and TELUS Communications Inc. dated May 28, 2002	Incorporated by reference to Exhibit 10.7 to the Form SB-2
10.8	Amendment #1 dated December 2, 2003 to the Supply Agreement with TELUS Communications Inc.	Incorporated by reference to Exhibit 10.8 to the Form SB-2
10.9	Promissory Note with Bijay Singh	Incorporated by reference to Exhibit 10.9 to the Form SB-2
10.10	Promissory note with Peter Sanders	Incorporated by reference to Exhibit 10.10 to the Form SB-2
16.1	Letter From Friedman Ninsk Cole & Fastovsky, CPA’s on change of Auditor	Incorporated by reference to Exhibit 16.1 to the Form SB-2
21.1	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
23.1	Consent of Counsel (See Exhibit 5.1)	Incorporated by reference to Exhibit 23.1 to the Form SB-2
23.2	Consent of Independent Accountant	Incorporated by reference to Exhibit 23.2 to the Form SB-2
99.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25th, 2003.

Surge Technologies Corp.

/s/ Gordon McPhedran
Dated: August 25, 2003	Gordon McPhedran
President & Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature

Title

Date

By:

/s/ Gordon McPhedran

President &

         August 25th, 2003

Gordon McPhedran

Chief Executive Officer and

Director

By:

/s/ Thom Eggerston

Chief Financial Officer

         August 25th, 2003

Thom Eggerston

(principle accounting officer)

By:

/s/ Harj Manhas

Vice President Corporate Finance       August 25th, 2003

Harj Manhas

and Director

By:

/s/ Dale Olmstead

Director

         August 25th, 2003

Dale Olmstead

By:

/s/ Peter Sanders

Director

         August 25th, 2003

Peter Sanders

By:

/s/ Bijay Singh

Director

         August 25th, 2003

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

By: /s/ Gordon McPhedran	Date: August 25th, 2003
Gordon McPhedran, Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thom Eggerston, certify that:

1.	I have reviewed this annual report of March 31st, 2003.

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

By: /s/ Thom Eggerston	Date: August 25th, 2003
Thom Eggerston, Chief Financial Officer

JAMES STAFFORD

James Stafford

Chartered Accountants

Suite 300 - 555 West Georgia Street

Vancouver, British Columbia

Canada V6B 1Z6

Telephone +1 (604) 669 0711

Facsimile +1 (604) 669 0754

AUDITORS’ REPORT

To the Stockholders and Board of Directors of Surge Technologies Corp.

We have audited the consolidated balance sheets of Surge Technologies Corp. (the "Company") as at March 31, 2003 and 2002 and the consolidated statements of operations and deficit, cash flows, and changes in stockholders’ equity for the years ended March 31, 2003, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as at March 31, 2003 and 2002 and the results of its operations and deficit, cash flows and changes in stockholders’ equity for the years ended March 31, 2003, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford

Vancouver, Canada

Chartered Accountants

02 May 2003

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

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current

Accounts payable

$

547,255

$

644,167

Accounts payable - related parties (Note 9)

40,181

50,742

587,436

694,909

Due to related parties (Note 9)

263,946

208,049

851,382

902,958

Stockholders’ deficiency

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

Commitments, Economic Dependence and Subsequent Events  (Notes 11, 14 and 16)

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

Goodwill expensed (Note 8)

-

-

(159,712)

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

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in U.S. dollars)

	Number of shares issued	Par-value amount	Additional paid-in capital	Accumulated foreign currency translation adjustments	Accumulated deficit	Excess of liabilities assumed over assets acquired	Stockholders’ deficit
Balance at April 1, 2000	4,319	$ 4	$ 123	$ 15,150	$ (56,713)	$ -	$ (41,436)
Shares issued for cash	6,134	6	181	-	-	-	187
Translation loss	-	-	-	(5,324)	-	-	(5,324)
Net loss for the period	-	-	-	-	(226,539)	-	(226,539)

Balance at March 31, 2001	10,453	$ 10	$ 304	$ 9,826	$ (283,252)	$ -	$ (273,112)

Shares issued for cash	1,342,683	1,342	38,450	-	-	-	39,792
Shares issued for debt (Note 13)	7,649,299	7,650	219,060	-	-	-	226,710
Translation loss	-	-	-	(3,643)	-	-	(3,643)
Net loss for the period	-	-	-	-	(296,603)	-	(296,603)

Balance at March 31, 2002	9,002,435	$ 9,002	$ 257,814	$ 6,183	$ (579,855)	$ -	$ (306,856)

Shares issued for cash	2,052,919	2,053	263,494	-	-	-	265,547
Shares issued for debt (Note 13)	1,622,886	1,623	53,215	-	-	-	54,838
Shares issued for services (Note 13)	883,112	883	87,859	-	-	-	88,742
Translation loss	-	-	-	(41,515)	-	-	(41,515)
Acquisition of Boundless Vision Incorporated (Note 3)	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Net loss for the period	-	-	-	-	(431,881)	-	(431,881)

Balance at March 31, 2003	16,561,352	$ 16,561	$ 662,382	$ (35,332)	$ (1,011,736)	$ (8,556)	$ (376,681)

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

The Company’s financial statements at March 31, 2003 and for the years then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $431,881 for the year ended March 31, 2003 (March 31, 2002 - $296,603, March 31, 2001 - $226,539), and has a working capital deficit at March 31, 2003 of $233,115 (March 31, 2002 - $193,773).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and to maintain its business strategy during fiscal 2004.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accounts of subsidiaries which are self-sustaining operations are translated using the current rate method.  Under this method, assets and liabilities are translated at the year end exchange rates.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.  Exchange gains and losses are included in a separate component of stockholders’ equity under cumulative translation adjustment.

Financial statements of self-sustaining subsidiaries operating in hyper-inflationary economies are translated using the temporal method, until these subsidiaries’ economies are no longer hyper inflationary.

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

4.

Inventory

                                                                                                              2003                2002

Finished goods                                                                                   $    48,964

     $   98,280

Raw materials                                                                                         95,293

 104,338

                                                                                                         $   144,257

    $  202,618

5.

Loan Receivable

During the year ended March 31, 2003, the Company provided a loan of $10,000 to a third party in anticipation of the establishment of a joint venture with the third party.  The loan bears interest at 10% per annum, is unsecured and due on demand.  The purpose of the proposed joint venture was to be the purchase and re-selling of telecommunications and related equipment in the North American market place.  The joint venture has not yet been created, but the Company’s management has reviewed the value of this loan for impairment at March 31, 2003 and determined the fair value to be $10,000.

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

                                                                                                                   (159,791)

Excess, being goodwill, expensed during the year ended March 31, 2001

$

     159,712

The excess of the purchase price over the fair value of the net tangible assets acquired was $159,712 and was treated as goodwill. Consistent with the Company’s accounting policy for intangible assets, management of the Company reviewed the value of the goodwill for impairment at March 31, 2001 and determined that the fair value of the goodwill was $NIL. As a result, the goodwill of $159,712 was expensed during the year ended March 31, 2001.

9.

Related Parties Transactions

Amounts due to related parties are due to stockholders and/or directors of the Company or companies controlled by stockholders and directors of the Company.

A total of $258,277 of the amount due to related parties (March 31, 2002 -  $82,214) bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment.  During the year ended March 31, 2003, the Company paid or accrued interest of $19,111 (March 31, 2002 - $28,673, March 31, 2001 - $13,492) on this amount.

A total of $5,669 of the amount due to related parties (March 31, 2002 - $125,835) does not bear interest, is unsecured and has no fixed terms of repayment.

During the year ended March 31, 2003, the Company paid or accrued $1,262 (March 31, 2002 - $21389, March 31, 2001 - $2,063) for the purchase of raw materials inventory items from a company related to the Company by way of a director in common.

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

The Company entered into a sub-lease agreement for warehouse space from a stockholder of the Company, commencing July 1, 2000 and expiring June 30, 2002.  The Company bears a pro-rata share of rent, utilities and property tax which aggregated $2,848 (March 31, 2002 - $11,480, March 31, 2001 - $NIL) which represents management’s estimate of the fair market value of the rental and occupancy costs of the property.  Included in accounts payable - related parties at March 31, 2003 is an amount of $NIL (March 31, 2002 - $1,985) due to the stockholder related to this sub-lease agreement. This amount is unsecured and non-interest bearing.  Commencing April 1, 2001, this amount bears interest at 10% per annum.

The Company has a sub-lease agreement for office space with a company, related by way of stockholder in common, expiring June 30, 2002.  The pro-rata share of rent, utilities and property tax aggregated $6,208  (March 31, 2002 - $23,966, March 31, 2001 - $NIL) representing management’s estimate of the fair market value of the rental and occupancy costs of the property.  Included in accounts payable - related parties at March 31, 2003 is an amount of $40,181 (March 31, 2002 - $48,757) payable to the related company related to this sub-lease agreement.  This amount is unsecured and has no fixed terms of repayment. Commencing April 1, 2001, this amount bears interest at 10% per annum. During the year ended March 30, 2003, interest expense in the amount of $3,808 (March 31, 2002 - $5,517, March 31, 2001 - $NIL) was recorded related to this obligation.

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

The Company has entered into an employment contract with a senior employee providing for an annual salary of $36,449 for a term ending March 31, 2004.  The contract may be renewed at the employee’s option.

12.

Income Taxes

The Company’s deferred tax assets consist of the following as at March 31, 2003:

Tax effect of loss carryforwards

$  355,981

Tax effect of property, plant and equipment and intangible asset

    (18,517)

Valuation allowance

  (337,464)

Net deferred tax assets                                                                                $             -

A full valuation allowance has been provided against all the Company’s deferred tax assets, as it cannot not be determined if it is not more likely than not that the assets will be realized.

The Company’s effective tax rate of zero in 2003 differs from the federal tax rate of 37.1% because of the following:

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

 $ 34,138

Cash paid during the year for income taxes

        $

           NIL

   $     NIL

On September 3, 2002, Boundless issued 12,000,000 common shares to 100% of the former stockholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totaled 4,907,728 common shares.  The shares issued constitute 80% of the common stock of the Company after completion of the transaction and are valued at $12,000, the par-value of the common shares issued by Boundless on the date of closing (Note 3).

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

14.

Economic Dependence

As at March 31, 2003, two customers accounted for 92% (March 31, 2002 - 49%, March 31, 2001 - 50%) of the Company’s accounts receivable balance.  Sales to two customers accounted for 87% of the Company’s total sales for the year ended March 31, 2003 (March 31, 2002 - 71%, March 31, 2001 - 77%).

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

16.

Subsequent Events

Subsequent to March 31, 2003, the Company received loans of $111,097 form shareholders of the Company to be used for working capital purposes. The loans bare interest at 10% per annum, are unsecured and are repayable one year of the date of the advance of the funds.

17.

Comparative Figures

Certain of the prior period’s figures have been reclassified to conform to the current year’s presentation.