Form 10QSB
period 2003-06-30
SURGE TECHNOLOGIES CORP
filed 2003-10-01
CIK 1108651

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

____________________________________
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

As of September 29th, 2003, the registrant’s outstanding common stock consisted of 16,561,352 shares.

Transitional Small Business Disclosure Format (Check one): YES [ ]       NO [X]

TABLE OF CONTENTS

PAGE

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis

16

Item 3.  Controls and Procedures

19

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

20

Item 2. Changes in Securities

20

Item 3. Defaults Upon Senior Securities

20

Item 4. Submission of Matters to a Vote of

            Security Holders

20

Item 5. Other Information

20

Item 6. Exhibits and Report on Form 8-K

20

SIGNATURES

20

PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements

Surge Technologies Corp. and Subsidiaries

First Quarter Interim Consolidated Financial Statements

For the three month periods ended June 30, 2003 and 2002 (unaudited prepared by management)

And the year ended March 31, 2003.

3

Surge Technologies Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	June 30, 2003	June 30, 2002	March 31, 2003
	$	$	$
Assets

Current
Cash and cash equivalents	2,312	3,398	16,781
Accounts receivable and prepayments (Note )	177,068	325,945	193,283
Inventory (Note )	133,849	243,588	144,257
	313,229	572,931	354,321

Loan receivable (Note )	10,250	-	10,000

Property, plant and equipment (Note )	119,834	109,317	110,380

Intangible asset (Note )	-	2,612	-

	443,313	68,860	474,701

Liabilities

Current
Accounts payable and other liabilities (Note )	591,585	805,080	587,436

Obligation under lease agreement (Note )	9,513	-	-

Due to related parties (Note )	378,978	256,672	263,946

	980,076	1,061,752	851,382

Stockholders’ equity

Capital stock (Note )
Authorized
25,000,000 of common shares with par value of $0.001
Issued and outstanding	16,561	10,282	16,561
June 30, 2003 – 16,561,352 common shares
June 30, 2002 – 10,281,963 common shares
March 31, 2003 – 16,561,352 common shares
Additional paid in capital	662,382	296,728	662,382
Equity adjustments from foreign currency translation	(82,615)	(10,065)	(35,332)
Excess of liabilities assumed over assets acquired, net (Note )	(8,556)	-	(8,556)
Deficit	(1,124,535)	(673,837)	(1,011,736)

	(536,763)	(376,892)	(376,681)

	443,313	684,860	474,701

Nature of Operations, Going Concern and Principles of Consolidation (Note )

Acquisition, Commitments and Economic Dependence and Credit Risk (Notes ,  and )

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in U.S. dollars)

For the three month periods ended June 30

	2003	2002
	$	$

Revenue (Note )	385,644	415,371

Cost of sales	293,700	371,954

	91,944	43,417

Expenses
Amortization of intangible asset	-	364
Consulting and management – related parties (Note )	65,620	49,744
Depreciation of property, plant and equipment	6,366	6,448
General and administrative	21,564	13,456
Interest (Note )	11,116	3,924
Legal and accounting	14,024	5,711
Operating	19,971	14,363
Rent	27,427	9,023
Research and development	5,244	6,514
Wages and benefits	33,652	27,852

	204,984	137,399

Net loss for the period before other item	(113,040)	(93,982)

Other item
Interest income	241	-

Net loss for the period	(112,799)	(93,982)

Deficit, beginning of period	(1,011,736)	(579,855)

Deficit, end of period	(1,124,535)	(673,837)

Basic loss per share	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. dollars)

For the three month periods ended June 30

	2003	2002
	$	$
Cash flows from operating activities
Net loss for the period	(112,799)	(93,982)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation of property, plant and equipment	6,366	6,448
Foreign exchange translation loss	(47,283)	(16,248)
Amortization of intangible asset	-	364

	(153,716)	(103,418)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	5,388	(24,524)
(Increase) decrease in inventory	10,408	(40,970)
(Increase) decrease in prepaid expenses	10,827	(3,996)
Increase (decrease) in accounts payable and other liabilities	572	106,196

	(126,521)	(66,712)

Cash flows from investing activities
Purchase of property, plant and equipment	(15,820)	(23,775)
(Increase) decrease in loan receivable	(250)	-

	(16,070)	(23,775)

Cash flows from financing activities
Increase (decrease) in amounts due to related parties	115,032	48,623
Increase (decrease) in loans	(120)	3,975
Increase (decrease) in obligation under lease agreement	13,210	-
Issue of share capital for cash	-	40,194

	128,122	92,792

Increase (decrease) in cash and cash equivalents	(14,469)	2,305
	(31,972)
Cash and cash equivalents, beginning of period	16,781	1,093

Cash and cash equivalents, end of period	2,312	3,398

Supplemental Disclosures with Respect to Cash Flows and Non-Cash Investing and Financing Activities (Note )

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

				Accumulated		Excess of
				foreign		liabilities
	Number			currency		assumed
	of shares	Par value	Paid in	translation	Accumulated	over assets	Stockholders’
	issued	amount	capital	adjustments	deficit	acquired	equity
		$	$	$	$	$	$

Balance at April 1, 2002	9,002,435	9,002	257,814	6,183	(579,855)	-	(306,856)
Shares issued for cash	2,052,919	2,053	263,494	-	-	-	265,547
Shares issued for debt (Note )	1,622,886	1,623	53,215	-	-	-	54,838
Shares issued for services (Note )	654,000	654	80,346	-	-	-	81,000
Shares issued for equipment (Note )	229,112	229	7,513	-	-	-	7,742
Translation loss	-	-	-	(41,515)	-	-	(41,515)
Acquisition of Boundless Vision Incorporated (Note )	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Net loss for the period	-	-	-	-	(431,881)	-	(431,881)

Balance at March 31, 2003	16,561,352	16,561	662,382	(35,332)	(1,011,736)	(8,556)	(376,681)

Balance at April 1, 2002	9,002,435	9,002	257,814	6,183	(579,855)	-	(306,856)
Shares issued for cash	1,050,416	1,051	31,401	-	-	-	32,452
Shares issued for equipment (Note )	229,112	229	7,513	-	-	-	7,742
Translation loss	-	-	-	(16,248)	-	-	(16,248)
Net loss for the period	-	-	-	-	(93,982)	-	(93,982)

Balance at June 30, 2002	10,281,963	10,282	296,728	(10,065)	(673,837)	-	(376,892)

Balance at April 1, 2003	16,561,352	16,561	662,382	(35,332)	(1,011,736)	(8,556)	(376,681)
Shares issued for cash	-	-	-	-	-	-	-
Translation loss	-	-	-	(47,283)	-	-	(47,283)
Net loss for the period	-	-	-	-	(112,799)	-	(112,799)

Balance at June 30, 2003	16,561,352	16,561	662,382	(82,615)	(1,124,535)	(8,556)	(536,763)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2003

1.

Nature of Operations, Going Concern and Principles of Consolidation

Surge Technologies Corp. (formerly “Boundless Vision Incorporated”) (the “Company”) was incorporated under the laws of the State of Nevada, United States of America, on January 31, 2000.  Initially, the planned business of the Company was to prognosticate trends, including business and economic trends, business cycles, demographics and related areas.  The Company, through the acquisition of Surge Technologies Inc. on September 3, 2002, commenced the production and sales of electronic communication equipment (Note ).

The consolidated financial statements presented are those of Surge Technologies Corp., its subsidiaries Surge Technologies Inc. (“Surge”), a Canadian company, and Surge Acquisition Corp. (“Surge Nevada”), a company incorporated in the State of Nevada (collectively, the “Company”).  References to “Boundless” relate to transactions of Boundless Vision Incorporated prior to the merger with Surge and Surge Nevada discussed in Note .  References to Surge and Surge Nevada relate to transactions of Surge and Surge Nevada respectively prior to the merger discussed in Note .  All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

The consolidated condensed interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  For further information, refer to the audited financial statements and notes included in the Company’s Form 10-KSB filing for March 31, 2003.  The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

The Company’s consolidated financial statements at June 30, 2003 and 2002 and for the three month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $112,799 for the three month period ended June 30, 2003 (June 30, 2002 - $93,982), and has a working capital deficit at June 30, 2003 of $278,356 (June 30, 2002 - $232,149, March 31, 2003 - $233,115).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and to maintain its business strategy during fiscal 2004.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements are expressed in United States dollars.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives on a declining balance basis at the following annual rates, with half the rate being applied in the year of acquisition:

Computer software

100%

declining balance

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value.  Fair value is determined using a discounted cash flow analysis.

Net loss per common share

The Company has adopted SFAS No. 128, Earnings Per Share (“EPS”), which establishes standards for computing and presenting EPS for entities with publicly held common stock.  The standard requires presentation of two categories of EPS – basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the deficiency of the Company.  The Company had no potentially dilutive securities at June 30, 2003 or 2002 and, as a result, basic and fully diluted EPS are the same amount in each of the above periods.  The EPS calculation for the three month periods ended June 30, 2003 and 2002 has been performed assuming the historical 4,907,728 shares outstanding for Surge as at September 3, 2002 were converted into the 12,000,000 Boundless shares issued on the acquisition of Surge on a pro rata basis over the period April 1, 2000 to the date of the acquisition on September 3, 2002.

For the three month period ended June 30, 2003, the weighted-average number of common shares outstanding was 16,561,352 (June 30, 2002 – 9,897,636).

Revenue recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

Comprehensive income

Components of comprehensive income are net income and all other non-owner changes in equity.  SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of balance sheets.

Income taxes

The Company provides for income taxes using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, if it is probable that the temporary difference will reverse in the foreseeable future.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the year in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial instruments

The carrying value of financial instruments potentially subject to valuation risk, consisting principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value, because of the short-term maturity of these instruments or actual interest rates that approximated the Company’s effective borrowing rate.

Foreign currency translation

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

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from these estimates.

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

On September 3, 2002, Boundless purchased 100% of the shares of Surge Nevada for $1.

As a result of the change in control discussed above, for financial reporting purposes, the acquisition of Surge by Boundless has been treated as a reverse acquisition.  Surge is the continuing entity for financial reporting purposes and as Boundless had no operations at the time of the merger, the acquisition has been treated as a recapitalization of the Company.  Accordingly, no goodwill has been recorded as a result of the acquisition.  The net assets of Boundless acquired in the transaction are recorded at their historical recorded value, which approximates their fair market value.  This resulted in the recording of liabilities in excess of assets of $8,556 as a deficit in the equity section of the financial statements.  The historical financial statements prior to the acquisition are the financial statements of Surge.  For legal purposes, Boundless will remain the surviving entity.

4.

Accounts Receivable and Prepayments

Accounts receivable and prepayments are non-interest bearing, unsecured and have settlement dates within one year.

	June 30,	June 30,	March 31,
	2003	2002	2003
	$	$	$

Accounts receivable	166,278	316,421	174,426
Employee receivable	3,026	3,945	266
Prepaid expenses	7,764	5,579	18,591

	177,068	325,945	193,283

5.

Inventory

	June 30,	June 30,	March 31,
	2003	2002	2003
	$	$	$

Finished goods	23,808	137,858	48,964
Raw materials and work in process	110,041	105,730	95,293

	133,849	243,588	144,257

6.

Loan Receivable

During the year ended March 31, 2003, the Company provided a loan of $10,000 to a third party in anticipation of the establishment of a joint venture with the third party.  The loan bears interest at 10% per annum, is unsecured and due on demand.  The purpose of the proposed joint venture was to be the purchase and re-selling of telecommunications and related equipment in the North American market place.  The joint venture has not yet been created, but the Company’s management has reviewed the value of this loan for impairment at June 30, 2003 and determined the fair value to be $10,250 (June 30, 2002 - $NIL, March 31, 2003 - $10,000).

7.

Property, Plant and Equipment

			Net Book Value
		Accumulated	June 30,	June 30,	March 31,
	Cost	amortization	2003	2002	2003
	$	$	$	$	$

Computer software under capital lease (Note )	15,614	1,952	13,662	-	-
Equipment	31,668	13,471	18,197	17,294	19,458
Injection moulds, dies and tooling	103,247	21,139	82,108	88,660	84,689
Leasehold improvements	3,533	530	3,003	774	3,180
Office furniture and fixtures	4,383	1,519	2,864	2,589	3,053

	158,445	38,611	119,834	109,317	110,380

8.

Intangible Asset

			Net Book Value
		Accumulated	June 30,	June 30,	March 31,
	Cost	amortization	2003	2002	2003
	$	$	$	$	$

Manufacturing license	4,626	4,626	-	2,612	-

9.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities are unsecured and have settlement dates within one year.

	June 30,	June 30,	March 31,
	2003	2002	2003
	$	$	$

Accounts payable	459,224	721,760	499,601
Accounts payable - related parties (Note )	75,825	68,216	40,181
Current loans	19,698	3,975	19,818
Current portion of obligation under lease agreement (Note )	3,697	-	-
Wages payable	33,141	11,129	27,836

	591,585	805,080	587,436

The current loans bare interest at 10% per annum.

10.

Obligation under Lease Agreement

During the three month period ended June 30, 2003, the Company entered into lease commitments with a total principal of $15,614 for computer software.  The lease requires the Company to make blended monthly payments of $675.70 with interest at 22% per annum and is due June 2006.  This lease is secured by the actual computer software which had a net book value $13,662 at June 30, 2003.  As at June 30, 2003, accumulated amortization under capital lease was $1,952.

Commitments under this lease are as follows:

$

2004	6,017
2005	6,017
2006	5,518

Total minimum lease payments	17,552
Less amount representing interest	(4,342)

Present value of net minimum lease payments	13,210
Less current portion (Note )	(3,697)

Obligation under lease agreement	9,513

11.

Related Parties Transactions

Amounts due to related parties are due to stockholders and/or directors of the Company or companies controlled by stockholders and directors of the Company.

A total of $375,419 of the amount due to related parties (June 30, 2002 - $94,565, March 31, 2003 - $258,277) bears interest at 10% per annum compounded annually, is unsecured and has no fixed terms of repayment.  During the three month period ended June 30, 2003, the Company paid or accrued interest of $8,512 (June 30, 2002 - $2,364) on this amount.

A total of $3,559 of the amount due to related parties (June 30, 2002 - $162,107, March 31, 2003 - $5,669) does not bear interest, is unsecured and has no fixed terms of repayment.

During the three month period ended June 30, 2003, the Company paid or accrued management/consulting services of $65,620 (June 30, 2002 - $49,744) to directors and officers and/or stockholders of the Company.

During the three month period ended June 30, 2003, the Company paid or accrued $1,690 (June 30, 2002 - $NIL) for the purchase of raw materials inventory items from a company related to the Company by way of a director in common.

The Company entered into a sub-lease agreement for warehouse space from a stockholder of the Company, commencing July 1, 2000 and expiring June 30, 2002.  The Company bears a pro-rata share of rent, utilities and property tax which aggregated $NIL (June 30, 2002 - $2,942) which represents management’s estimate of the fair market value of the rental and occupancy costs of the property.  Included in accounts payable - related parties at June 30, 2003 is an amount of $NIL (June 30, 2002 - $3,964, March 31, 2003 - $NIL) due to the stockholder related to this sub-lease agreement. This amount is unsecured and non-interest bearing.  Commencing April 1, 2001, this amount bears interest at 10% per annum.

The Company has a sub-lease agreement for office space with a company, related by way of stockholder in common, expiring June 30, 2002.  The pro-rata share of rent, utilities and property tax aggregated $NIL  (June 30, 2002 - $6,186) representing management’s estimate of the fair market value of the rental and occupancy costs of the property.  Included in accounts payable - related parties at June 30, 2003 is an amount of $37,238 (June 30, 2002 - $52,052, March 31, 2003 - $40,181) payable to the related company related to this sub-lease agreement.  This amount is unsecured and has no fixed terms of repayment.  Commencing April 1, 2001, this amount bears interest at 10% per annum.  During the three month period ended June 30, 2003, interest expense in the amount of $898 (June 30, 2002 - $1,265) was recorded related to this obligation.

Included in accounts payable - related parties at June 30, 2003 is $38,587 (June 30, 2002 - $12,200, March 31, 2003 - $NIL) payable to the related parties related to consulting services (Note ).

12.

Capital Stock

Authorized

The authorized capital stock of the Company consists of 25,000,000 common shares with a par value of $0.001.

13.

Commitments

The Company is committed to the following minimum annual base rent payments for the sub-lease of its office and warehouse and operating leases for office equipment.

$

2004	68,659
2005	71,644
2006	77,614
2007	80,599
2008	-

298,516

The above includes the basic rent payments for a lease agreement for office, production and warehouse premises entered into by the Company, commencing July 1, 2002 and ending June 30, 2007.

The Company has entered into four separate employment contracts with various members of senior management, each providing for an annual salary of $40,876 for terms ending March 31, 2004.  The contracts may be renewed at the member of management’s option.

The Company has entered into an employment contract with a senior employee providing for an annual salary of $36,449 for a term ending March 31, 2004.  The contract may be renewed at the employee’s option.

The Company has certain obligations under a capital lease arrangement (Note ).

14.

Income Taxes

The Company has accumulated non-capital losses for Canadian income tax purposes in the amount of $959,517 to reduce taxable income in future years.  The losses expire as follows:

$

2006	8,447
2007	159,720
2008	211,672
2009	201,025
2010	378,653

959,517

15.

Economic Dependence and Credit Risk

As at June 30, 2003, two customers accounted for 87% (June 30, 2002 – 53%, March 31, 2003 – 92%) of the Company’s accounts receivable balance.  Sales to two customers accounted for 82% of the Company’s total sales for the three month period ended June 30, 2003 (June 30, 2002 – 84%).

16.

Segmented Information

Geographic information	Sales based on location of customer		Net book value of property, plant and equipment based on location of assets
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	March 31, 2003
	$	$	$	$	$

Canada	270,996	364,455	119,834	109,317	110,380
United States of America	114,648	50,916	-	-	-

	385,644	415,371	119,834	109,317	110,380

17.

Supplemental Disclosures with Respect to Cash Flows and Non-Cash Investing and Financing Activities

	2003	2002
	$	$

Cash paid during the period for interest	1,823	3,924
Cash paid during the period for income taxes	-	-

On September 3, 2002, Boundless issued 12,000,000 common shares to 100% of the former stockholders of Surge in exchange for 100% of the issued and outstanding capital stock of Surge which totaled 4,907,728 common shares.  The shares issued constitute 80% of the common stock of the Company after completion of the transaction and are valued at $12,000, the par-value of the common shares issued by Boundless on the date of closing (Note ).

During the year ended March 31, 2003, the Company issued 654,000 common shares of the Company for consulting services valued at $81,000.  A total of 104,000 common shares valued at $26,000 were issued to a related party.

During the year ended March 31, 2003, the Company issued 229,112 common shares of the Company for property, plant and equipment valued at $7,742.

During the year ended March 31, 2003, the Company issued 1,622,886 common shares in exchange for debt of the Company of $54,838.

18.

Comparative Figures

Certain prior period’s figures have been reclassified to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles.  It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended June 30, 2003.

Overview

As of September 3, 2002 the company merged with Surge Technologies Inc. of Calgary, Alberta Canada by way of a reverse merger.  Surge is an integrated company that researches, designs, manufactures, markets and distributes a number of generic and special application electrical surge protection devices. The primary product focus is electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge. The Company’s ability to quickly research, design, and produce specialty products, has allowed Surge to develop a market niche supplying custom built products to prominent telecommunication companies in both Canada and the United States.

Results of Operation

For the three month periods ended June 30th, 2003 compared to June 30th, 2002

Revenues for the three month period ended June 30th, 2003 were $385,644, a decrease of 7.2% as compared to revenues of $415,371 for the three month period ended June 30th, 2002. The decrease in the revenue for the quarter was partially due to current clients ordering less product and the general downturn in the telecom sector.

The cost of goods sold as a percentage of sales was 76.2% for the three month period ended June 30th, 2003, as compared to 89.6% for the three month period ended June 30th, 2002. The improvement in margins was due to changing the product mix, using multiple vendors and expansion into the US market. The input costs were better managed during the quarter that resulted in increased margins.  We have also focused on selling higher margin products to increase profits.

Gross profit for the three month period ended June 30th, 2003 was $91,944 an increase of 111.8%, as compared to the gross profit of $43,417 for the three month period ended June 30th, 2002. The increase was due to changing the product mix, using multiple vendors, expansion into the US market and better managing the input costs.

Selling, general and administrative expenses were $204,984 for the three month period ended June 30th, 2003 an increase of 49.2% as compared to $137,399 for the three month period ended June 30th, 2002. As a percentage of revenues, selling, general and administrative cost were 53.2% for the three month period ended June 30th, 2003, as compared to 33% for the same period in 2002. The increase in cost was largely due to increase in rent and consulting costs associated with the company filing its registration statement on Form SB-2.

Interest expense increased by 183.2% from $3,924 for the three month period ending June 30th, 2002 to $11,116 incurred for the three month period ending June 30th, 2003. The increase was due to interest paid on shareholder loans.

Research and development cost were $5,244 during the three month period ended June 30th, 2003. This is a decrease of 19.5% compared to research and development costs of $6,514 for the three month period ended June 30th, 2003.

Net income for the three month period ended June 30th, 2003 was a loss of $112,799 as compared to the same period the previous year of $93,982.

Liquidity and Capital Resources

We do not have an operating line of credit or a term loan from a financial institution consequently bank indebtedness at June 30th, 2003 and June 30th, 2002 is nil.  We did have monies on deposit of $2,312 on June 30th, 2003 and $3,398 on June 30th, 2002.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a loss of $112,799 for the three month period ended June 30th, 2003 and had a working capital deficit of $278,356 at June 30th, 2003, which produced a current ratio of 0.53 to 1.0.

Investing activities mainly consisted of the acquisition of property and equipment. For the three month perood ended June 30th, 2003 we invested $15,820 in property and equipment.  For the same period ended June 30th, 2002 we invested $23,775 in property and equipment.

We have provided a loan to a third party in the amount of $10,000 in anticipation of the establishment of a joint venture with the third party. The loan bears interest at 10% per annum, is unsecured and due on demand.

The joint venture will be for the purposes of purchasing and re-selling surplus telecommunications and related equipment in the North American marketplace. The joint venture has not yet been created. We are in the development stage of the joint venture, but management has reviewed the value of this loan for impairment as at June 30th, 2003 and determined the fair value to be $10,250.  Currently we are negotiating product from different sources in the Telecom industry for re-sale. We anticipate the joint venture to be finalized within the next six months.

We have funded business operations from product sales, loans from shareholders and related parties and working capital. For the period ended June 30, 2003 we received CAD$75,000 and USD$60,000 by way of loans from shareholders and related parties.  The loans carry a term of one year and accrue interest at 10% annually.

Our Corporate plan is to continue to increase sales in Canada though our existing customer base by providing a wider selection of products.  Our mandate is also to increase sales volumes in the United States by having a corporate presence there and increasing our distributor base. We intend to pursue new tenders both in Canada and the United States.

We will also pursue new distribution channels for our products, increase research and development of new product lines, increase sales and marketing effort and produce our own moulds for certain components. This will be funded by internal cash flows and equity offerings.

Based on our monthly cash requirements in 2002 and 2003, we anticipate that our monthly cash requirement to maintain the current level of operations will be approximately $50,000.  This amount may vary significantly from month to month depending on our product orders.  Based on this monthly cash requirement, we will require an additional $20,000 per month for us to partially maintain and to expand our current level of operations. Without these additional funds we can maintain our current operations for approximately four to six months. To date additional funds have been secured through equity financings and shareholder loans. If the company is unable to secure additional funds management will need to curtail operations, liquidate assets, seek funding at less favourable term and/or pursue other remedial measures.

Our business plan contemplates an additional $750,000 equity financing in order to carry out our growth strategy and to fund our ongoing cash requirements.  However, we believe we can maintain our current operations without financing for the next four to six months by putting our growth strategy on hold and by cutting expenses in the area of research and development, outsourcing manufacturing of certain components, reducing staff and reducing inventory expense. This would jeopardize future sales and shareholder value.  If we are successful in securing $750,000 in equity financing we will use the proceed as follows:

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

Without additional funds we can maintain our current operations for approximately four to six months using our current inventories, accounts receivable and reducing costs. The expected growth of the business will have to be funded by additional equity to support the higher inventory and accounts receivable levels.  There can be no assurance additional financing will be available on acceptable terms, if at all.  If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

To date we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.  We plan to invest any excess cash in investment grade interest bearing securities.

Our material commitments as at June 30th, 2003 are a supply agreement with a major national Canadian telecommunications provider, our lease for our building premises and management contracts with senior employees.  The annual base rent payment for the next 12 months is $68,659. This includes the basic rent payments, production and warehouse premises.

The Company has entered into four separate contracts with various senior employees each providing for an annual salary of $40,876 for two-year terms ending March 31, 2004.

The Company has entered into an employment contract with a senior employee providing for an annual salary of $36,449 for two-year term ending March 31, 2004.

The Company is committed to a minimum annual payment under lease agreement for computer software purchase in May 2003 of $3,697.

There are no known trends or uncertainties that will have a material impact on revenue.

Item 3.  Controls and Procedures

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

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended June 30th, 2003.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1

Rule 13a-14(a)/15d-14(a) Certifications

32.1

Section 1350 Certifications

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surge Technologies Corp.

Dated: September 29, 2003

/s/ Gordon McPhedran

----------------------------------

-------------------------------

Gordon McPhedran

President & Chief Executive Officer