Form 10QSB/A
period 2003-06-30
SURGE TECHNOLOGIES CORP
filed 2003-10-03
CIK 1108651

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

For the three month periods ended June 30, 2003 and 2002 (unaudited prepared by management)

And the year ended March 31, 2003.

3

Surge Technologies Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. dollars)

	June 30, 2003	June 30, 2002	March 31, 2003
	$	$	$
Assets

Current
Cash and cash equivalents	2,312	3,398	16,781
Accounts receivable and prepayments (Note 4)	177,068	325,945	193,283
Inventory (Note 5)	133,849	243,588	144,257
	313,229	572,931	354,321

Loan receivable (Note 6)	10,250	-	10,000

Property, plant and equipment (Note 7)	119,834	109,317	110,380

Intangible asset (Note 8)	-	2,612	-

	443,313	68,860	474,701

Liabilities

Current
Accounts payable and other liabilities (Note 9)	591,585	805,080	587,436

Obligation under lease agreement (Note 10)	9,513	-	-

Due to related parties (Note 11)	378,978	256,672	263,946

	980,076	1,061,752	851,382

Stockholders’ equity

Capital stock (Note 12)
Authorized
25,000,000 of common shares with par value of $0.001
Issued and outstanding	16,561	10,282	16,561
June 30, 2003 – 16,561,352 common shares
June 30, 2002 – 10,281,963 common shares
March 31, 2003 – 16,561,352 common shares
Additional paid in capital	662,382	296,728	662,382
Equity adjustments from foreign currency translation	(82,615)	(10,065)	(35,332)
Excess of liabilities assumed over assets acquired, net (Note 3)	(8,556)	-	(8,556)
Deficit	(1,124,535)	(673,837)	(1,011,736)

	(536,763)	(376,892)	(376,681)

	443,313	684,860	474,701

Nature of Operations, Going Concern and Principles of Consolidation (Note 1)

Acquisition, Commitments and Economic Dependence and Credit Risk (Notes 3, 13  and 15)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in U.S. dollars)

For the three month periods ended June 30

	2003	2002
	$	$

Revenue (Note 16)	385,644	415,371

Cost of sales	293,700	371,954

	91,944	43,417

Expenses
Amortization of intangible asset	-	364
Consulting and management – related parties (Note 11)	65,620	49,744
Depreciation of property, plant and equipment	6,366	6,448
General and administrative	21,564	13,456
Interest (Note 11)	11,116	3,924
Legal and accounting	14,024	5,711
Operating	19,971	14,363
Rent	27,427	9,023
Research and development	5,244	6,514
Wages and benefits	33,652	27,852

	204,984	137,399

Net loss for the period before other item	(113,040)	(93,982)

Other item
Interest income	241	-

Net loss for the period	(112,799)	(93,982)

Deficit, beginning of period	(1,011,736)	(579,855)

Deficit, end of period	(1,124,535)	(673,837)

Basic loss per share	(0.01)	(0.01)

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

Supplemental Disclosures with Respect to Cash Flows and Non-Cash Investing and Financing Activities (Note 17)

The accompanying notes are an integral part of these financial statements.

Surge Technologies Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(Expressed in U.S. dollars)

				Accumulated		Excess of
				foreign		liabilities
	Number			currency		assumed
	of shares	Par value	Paid in	translation	Accumulated	over assets	Stockholders’
	issued	amount	capital	adjustments	deficit	acquired	equity
		$	$	$	$	$	$

Balance at April 1, 2002	9,002,435	9,002	257,814	6,183	(579,855)	-	(306,856)
Shares issued for cash	2,052,919	2,053	263,494	-	-	-	265,547
Shares issued for debt (Note 17)	1,622,886	1,623	53,215	-	-	-	54,838
Shares issued for services (Note 17)	654,000	654	80,346	-	-	-	81,000
Shares issued for equipment (Note 17)	229,112	229	7,513	-	-	-	7,742
Translation loss	-	-	-	(41,515)	-	-	(41,515)
Acquisition of Boundless Vision Incorporated (Note 3)	3,000,000	3,000	-	-	-	(8,556)	(5,556)
Net loss for the period	-	-	-	-	(431,881)	-	(431,881)

Balance at March 31, 2003	16,561,352	16,561	662,382	(35,332)	(1,011,736)	(8,556)	(376,681)

Balance at April 1, 2002	9,002,435	9,002	257,814	6,183	(579,855)	-	(306,856)
Shares issued for cash	1,050,416	1,051	31,401	-	-	-	32,452
Shares issued for equipment (Note 17)	229,112	229	7,513	-	-	-	7,742
Translation loss	-	-	-	(16,248)	-	-	(16,248)
Net loss for the period	-	-	-	-	(93,982)	-	(93,982)

Balance at June 30, 2002	10,281,963	10,282	296,728	(10,065)	(673,837)	-	(376,892)

Balance at April 1, 2003	16,561,352	16,561	662,382	(35,332)	(1,011,736)	(8,556)	(376,681)
Shares issued for cash	-	-	-	-	-	-	-
Translation loss	-	-	-	(47,283)	-	-	(47,283)
Net loss for the period	-	-	-	-	(112,799)	-	(112,799)

Balance at June 30, 2003	16,561,352	16,561	662,382	(82,615)	(1,124,535)	(8,556)	(536,763)

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

7.

Property, Plant and Equipment

			Net Book Value
		Accumulated	June 30,	June 30,	March 31,
	Cost	amortization	2003	2002	2003
	$	$	$	$	$

Computer software under capital lease (Note 10)	15,614	1,952	13,662	-	-
Equipment	31,668	13,471	18,197	17,294	19,458
Injection moulds, dies and tooling	103,247	21,139	82,108	88,660	84,689
Leasehold improvements	3,533	530	3,003	774	3,180
Office furniture and fixtures	4,383	1,519	2,864	2,589	3,053

	158,445	38,611	119,834	109,317	110,380

8.

Intangible Asset

			Net Book Value
		Accumulated	June 30,	June 30,	March 31,
	Cost	amortization	2003	2002	2003
	$	$	$	$	$

Manufacturing license	4,626	4,626	-	2,612	-

9.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities are unsecured and have settlement dates within one year.

	June 30,	June 30,	March 31,
	2003	2002	2003
	$	$	$

Accounts payable	459,224	721,760	499,601
Accounts payable - related parties (Note 11)	75,825	68,216	40,181
Current loans	19,698	3,975	19,818
Current portion of obligation under lease agreement (Note 10)	3,697	-	-
Wages payable	33,141	11,129	27,836

	591,585	805,080	587,436

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

Commitments under this lease are as follows:

$

2004	6,017
2005	6,017
2006	5,518

Total minimum lease payments	17,552
Less amount representing interest	(4,342)

Present value of net minimum lease payments	13,210
Less current portion (Note 9)	(3,697)

Obligation under lease agreement	9,513

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

Included in accounts payable - related parties at June 30, 2003 is $38,587 (June 30, 2002 - $12,200, March 31, 2003 - $NIL) payable to the related parties related to consulting services (Note 9).

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

The Company has certain obligations under a capital lease arrangement (Note 10).

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

Investing activities mainly consisted of the acquisition of property and equipment. For the three month period ended June 30th, 2003 we invested $15,820 in property and equipment.  For the same period ended June 30th, 2002 we invested $23,775 in property and equipment.

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